Form 10KSB
period 1996-03-31
INTILE DESIGNS INC
filed 1996-07-10
CIK 890286

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-49854-A

                              INTILE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  13-3625325
     (State of Incorporation)           (I.R.S. Employer Identification No.)

     9716 OLD KATY ROAD, SUITE 110                     77055
          HOUSTON, TEXAS
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (713) 468-8400


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

       Registrant's revenues for its most recent fiscal year:  $18,892,947


The aggregate market value of voting stock held by nonaffiliates of the registrant at June 15, 1996 was approximately $1,740,236 (based upon average high and low bid prices for last quarter of fiscal 1996.
These prices do not necessarily reflect actual trading prices or market value of the stock.).

Shares of common stock, par value $.0001 per share, outstanding as of March 31, 1996 was 5,599,342.


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated parts of this report: None.


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                               PAGE


Part I
1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . .   3-5
2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . .   6
3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   6
4.       Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . . . .   6

Part II
5.       Market for Registrant's Common Equity
          and Related Stockholder Matters  . . . . . . . . . . . . .   7
6.       Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . . . . .   7-8
7.       Financial Statements. . . . . . . . . . . . . . . . . . . .   9
8.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . . . .   9

Part III
9.       Directors and Executive Officers of Registrant. . . . . . .  10-11
10.      Executive Compensation. . . . . . . . . . . . . . . . . . .  12
11.      Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . . .  12-13
12.      Certain Relationships and Related Transactions. . . . . . .  13
21.      List of Subsidiaries. . . . . . . . . . . . . . . . . . . .  14

                    INTILE DESIGNS, INC. AND SUBSIDIARIES


                                     PART 1

ITEM 1. BUSINESS

GENERAL

     Intile Designs, Inc. (Company or Intile), a Delaware company, is an importer of foreign ceramic tile and marble and a distributor of these same products as well as domestic ceramic tile, marble and other home design/building products. The Company's products are distributed to a wide and varied retail and wholesale customer base through thirteen (13) showroom/warehouse facilities and three (3) retail showrooms in seven states.

     The Company markets its products to at least five general customer bases: pool contractors, residential and commercial remodeling contractors, new home builders, architects and designers, and do-it-yourself consumers. Much of the marketing to the contractor trade is done through retail sales to the ultimate consumer through the retail showrooms. Sales are conducted through the showroom facilities by trained, experienced tile sales personnel.

     The method by which merchandise is distributed varies depending upon the warehouse support structure for a particular sales location. Where a warehouse is attached to a showroom, the customer may obtain products immediately, but where the showroom is independent, the customer may wait as long as two weeks to pick up the merchandise. In cases of special orders, or where a particular location and warehouse are out of stock, the delivery time may exceed two weeks. The vast majority of the Company's products are picked up by the customers or his contractor at one of the Company's warehouse facilities or showrooms. The Company delivers directly or ships to a customer only a small portion of the orders.

     There are other companies and firms selling tile and related products which have greater financial and managerial resources than the Company. The Company competes with these other businesses on the basis of product quality and selection, price and service.

     The Company is supplied by a diversified group of both domestic and international companies. In general, purchases can be broken out by country as follows: 40% Italy, 15% Japan, 30% United States and 15% from a variety of other countries. No single foreign or domestic source provides over 10% of all the Company's purchases. The major U.S. suppliers are Mutual Materials, Interstate Brick, P&M Tile and Laufen International. No single customer accounts for 10% or more of the Company's revenues. The Company is not dependent on one or a few major customers.

     There are 91 employees in the Company, all of which are full time employees.

     In May 1995, the Company effected a two-for-one stock split in its issued and outstanding common stock. All share amounts and values included herein have been adjusted to give effect to the stock split.

HISTORY

     The Company, then known as IV Ventures Ltd., was formed in July 1991 for the purpose of conducting a public offering and seeking out an operating entity to acquire. In July 1993, the Company successfully completed the public offering and sold 200,000 shares of Common Stock for proceeds of $550,000. The Company then acquired the original Intile Designs, Inc. (IDI), a Texas corporation, in a merger in November 1993. In this merger, the Company issued 3,560,000 shares of its restricted Common Stock, par value $.0001, to the former owners of IDI. Immediately following the merger, the Company changed its name to Intile Designs, Inc.

     IDI was formed in 1976 as a division of Texas Building Centers, Inc. and was subsequently spun off in May 1980 by Mr. C. William Cox, president of the Company. At the time, IDI was primarily an importer and distributor of ceramic tile, marble and related products. Swimming pool tile and brick-coping were added as product lines in 1983 and 1985, respectively, and wall coverings were added to selected showrooms in 1988. In 1993, a division was formed for producing swimming pool depth marker tiles.

     The Company has expanded since the merger in 1993, primarily through acquisitions of similar retail/wholesale ceramic tile distributors as well as internally through the opening of new retail operations. The Company's significant acquisitions since April 1, 1994 are:

     INTERNATIONAL TILE & SUPPLY CORP.:     Effective November 2, 1994, the
     Company acquired substantially all of the assets of International Tile & Supply Corp. (International), a closely-held California corporation, which was a debtor in possession in a bankruptcy filing in the Central District of California since January 1994. Intile, through its wholly-owned subsidiary, Intile Designs of Los Angeles, Inc., purchased the assets of International by payment of cash at closing of $1,050,000 and assumption of certain debts approximating $317,473 (net of approximately $155,000 in either cash paid to creditors or transferred to Intile at closing). Additionally, Intile agreed to pay the allowed general unsecured creditors of International an amount equal to 10% of the "Net Operating Profits," as defined, generated from the operations of the business acquired for a period of four (4) years after the closing, with maximum payments in the aggregate totalling $100,000.

     The funding of the cash paid at closing was accomplished through a private placement of debt totalling $1,000,000. Intile issued a $650,000 Convertible Subordinated Note due in 1997, a $350,000 short-term Bridge Note, and a warrant to purchase 230,000 shares of Common Stock at an exercise price of $3.25 per share, to RAMCO Limited Partnership.

     This acquisition added three (3) retail showrooms locations in the Los Angeles area to the Company's retail network.

     TCM HOLDINGS CORP:     Effective February 21, 1995, the Company acquired
     100% of the stock of TCM Holdings Corporation (Tile City), a Massachusetts corporation which had been a debtor in possession in a bankruptcy filing in Massachusetts since February 1994. Intile acquired the stock of Tile City from Retail Associates Management Company, Inc., in exchange for up to 844,276 shares of Intile Common stock. The final number of shares will be determined subject to settlement of certain claims in the bankruptcy proceedings at a later time pursuant to the Price Adjustment and Escrow Agreement dated February 21, 1995. This agreement provides for 240,000 of the shares to be placed in escrow for subsequent distribution after the final price adjustment is determined in accordance with the provisions of the agreement. The Company currently estimates that all 240,000 escrowed shares will be returned to the Company.

     Due to recurring losses at TCM, TCM's management closed the retail operations effective August 3, 1995. The Company recorded a charge against income from the closure of TCM of approximately $1,865,000 in the quarter ended June 30, 1995.

     Prior to the Company's acquisition of TCM stock, TCM had confirmed a Chapter 11 Plan of Reorganization in December 1994. Pursuant to the terms of the plan, all property of TCM was to vest in the reorganized entity emerging from bankruptcy. The bankruptcy estate of TCM remains in existence until the case is closed. In October 1995, the U.S. Trustee petitioned the bankruptcy court to convert TCM's Chapter 11 to a Chapter 7 case of the U.S. Bankruptcy Code. On November 7, 1995, the U.S. Bankruptcy Court, District of Massachusetts, Eastern Division ruled in favor of the motion finding that there had been a material default by TCM with respect to the confirmed Plan of Reorganization and converted the case (#94-10762-WCH). A Chapter 7 Trustee was appointed by the U.S. Trustee.

     The Company believes that the liquidation value of the assets of TCM, as the reorganized entity, will be less than the value of the recorded liens against such assets, of which the Company is the primary lienholder. Accordingly, the Company anticipates that the unsecured creditors under the confirmed plan, or otherwise, will not receive any proceeds from the Chapter 7 liquidation. Management believes that, as a result of the liquidation, the Company will recover some previously recognized losses since certain liabilities which have been previously recorded are not anticipated to be paid by TCM's bankruptcy estate. No amount of the anticipated recovery has been included in the Company's fiscal 1996 financial statements.

     INTILE DESIGNS OF ORLANDO, INC.:     Effective February 21, 1995, the
     Company acquired substantially all of the assets of the Orlando showroom of P&M Tile, Inc. d/b/a Mannington Ceramic Tile - Orlando (Orlando). Intile acquired Orlando by payment of $140,114 at closing and issuance of a noninterest-bearing note to P&M Tile, Inc. for $257,518.

     Internal expansion by the Company during fiscal 1996 included the opening of new showroom/warehouses in The Woodlands, Texas (Houston) and Denver, Colorado.

OPERATIONS

     The Company operates its business on a wagon wheel concept with a large warehouse in a hub city and facilities located along the spokes that are either showrooms with small warehouses or stand-alone showrooms. The Company has established an outlet store in Houston to sell its closeouts and odd-lots.

     As a prototype of a hub facility, Intile's 100,000 square foot Houston warehouse maintains a large inventory. The warehouse does not sell to the public, but markets to the wholesale trade only and provides material and services to the other showroom facilities. The showroom/warehouse sells to both the wholesale and the retail markets, while the stand-alone showroom sells primarily to the retail customers and remodeling contractor.

     With further growth and expansion of the wagon wheel structure, the Company intends to develop other hub operations to support expansion activities.

ITEM 2.  PROPERTIES

     The Company has operations in seven states with the retail showroom locations in Houston (2), Dallas, Austin, The Woodlands, Webster, and Corpus Christi, Texas; Atlanta, Georgia; Orlando, Florida; Boston, Massachusetts; Phoenix, Arizona; Anaheim, Northridge and Los Angeles (2), California and Denver, Colorado.

     The following table displays the ranges in size and lease costs of the showrooms. This chart indicates that a typical showroom/warehouse operation is about 12,000 square feet with an annual cost of around $50,000, while a typical retail showroom only is about 4,000 square feet with an annual cost of a similar amount ($50,000).

                                                    Size           Annual
                                                Range (S.F.)      Rate/s.f.
                                              --------------   ---------------
Showroom/warehouse                            5,620 - 18,000   $3.50 - $  9.00

Showroom only                                  1,400 - 5,980   $8.00 - $ 32.76


     Lease terms range from tenant at will (month-to-month) to five-year leases with expiration terms through 2001.

ITEM 3.   LEGAL PROCEEDINGS

     With the exception of the TCM Holdings Corp. bankruptcy (discussed in Item 1.), the Company is involved in only routine litigation incidental to its business which, in the opinion of management, are not material within the meaning of Item 103 of Regulation 5-B.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1996, no matter was submitted to a vote of security holders, either through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In May 1995, the Company effected a two-for-one stock split in its issued and outstanding common stock. All share amounts and values included herein have been adjusted to give effect to the stock split.

     The Company's Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the trading symbol IDES. The following tables set forth the range of high and low bid information for the Company's Common stock by quarter for the fiscal years 1995 and 1996. The quotations below were obtained from the National Quotation Bureau, Inc. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                            OTC Electronic
Fiscal Year Ended March 31,                                 Bulletin Board
- ---------------------------                                 --------------
                                                             High     Low
                                                            ------   -----
1995
  First Quarter                                              4-3/4   4-1/2
  Second Quarter                                             4-1/2       3
  Third Quarter                                              4-1/2   3-1/2
  Fourth Quarter                                             4-1/2   3-1/2

1996
  First Quarter                                              5-1/2   5-1/2
  Second Quarter                                             6-1/2       5
  Third Quarter                                                  1     1/2
  Fourth Quarter                                               3/4     1/2

     At June 15, 1996, there were 78 record holders of the Company's Common
Stock.

     The Company has paid no dividends on its Common Stock during the last two years. The terms of the Company's bank loan agreements contain provisions which presently prohibit the payment of cash dividends by the Company on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion which follows summarizes the Company's financial position as of March 31, 1996 and the results of its operations for the twelve month period then ended, and should be read in conjunction with the Company's Audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving bank credit line which, subject to certain limitations as to advance rates on collateral values, provides for borrowings up to $6,000,000. During fiscal year 1995, the Company negotiated a new credit agreement which provided for the additional borrowing capacity of $2,500,000 (up from $3,500,000) while removing certain ceiling limitations from inventory collateral values. At March 31, 1996, the outstanding balance under this arrangement was $5,820,000 or $180,000 less than the maximum, however, due to non compliance with certain covenants of the loan agreement, the bank will not advance any of the unused capacity.

     In February 1994, the Company initiated an effort to raise capital through the private placement of its Common Stock in an offering exempt from federal and state securities laws. The Company placed 42,000 shares of stock at a price of $3.25 per share ($136,500 total). Also out of this effort, the Company secured additional financing of $1,000,000 from RAMCO Ltd. Partnership in the form of a $650,000 Subordinated Convertible Debenture and a $350,000 Bridge Note. The Subordinated Debenture was converted in February 1995 into 200,000 shares of Intile Common Stock and the Bridge Note was repaid in December 1994. The $1,000,000 proceeds were utilized to acquire the assets of International Tile & Supply Corp. in November 1994. These additions to capital have been recorded net of the associated costs of raising such capital.

     The Company also raised capital in the fiscal years ended 1996 and 1995, when outstanding stock options for 70,478 and 112,640 shares, respectively, were exercised. The Company may raise capital during fiscal 1997 by virtue of the exercise of 176,080 stock options. The Company does not know how many of these options will be exercised.

     At March 31, 1996, the Company's working capital has decreased to $819,211 from $8,402,279 at March 1995, principally due to the bank revolving credit facility being classified as short-term this year due to noncompliance with certain covenants which make the principal payable upon demand, and increased borrowings to support the acquisition of current operating assets (primarily inventory) while using the funds generated from the net reduction of these operating assets (inventory and receivables) to finance the losses generated at TCM. Similarly, trade payables increased in an effort to use working capital to fund the TCM losses instead of reduce trade payables.

     Borrowing levels increased to $5,953,907 at March 31, 1996 from $5,020,957 at March 31, 1995. This increase in borrowings occurred due to financing of operating assets during the period that losses were incurred by TCM. Cash used by operations during the fiscal year ended March 31, 1996 was $822,535. The cash used by operations, down from $1,621,670 in the fiscal year ended March 31, 1995, was used to fund the loss incurred this year.
Cash used in investing activities decreased from $1,168,755 in fiscal year end March 31, 1995 to $286,795 for the fiscal year end March 31, 1996 because no acquisitions were made in fiscal 1996 as compared to the three acquisitions (International, Orlando and TCM Holdings) in fiscal 1995. Cash provided by financing activities also decreased from $2,819,417 for fiscal year ended March 31, 1995 to $954,676 in fiscal year ended March 31, 1996 due to the decreased borrowings of debt which in fiscal 1995 were primarily used to fund the previously noted acquisitions.

     The stockholders' equity of the Company decreased by $4,225,111 (73.9%) to $1,488,374 at March 31, 1996 from $5,713,485 at March 31, 1995. This decrease is due to the losses incurred during the year, principally at TCM.

     The Company's management is attempting to locate private sources of capital and alternative financing sources in an endeavor to alleviate the doubt as to its ability to continue as a going concern. A number of potential investors have been identified. Discussions continue with several of these sophisticated investors as to the opportunity that exists with Intile. The financing alternative would be enhanced significantly if the Company could obtain additional capital and thereby reduce the level of financing required to refinance the existing bank credit line. To date no new equity has been raised, and management, although optimistic, cannot guarantee success.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1996, COMPARED WITH THE TWELVE MONTHS ENDED MARCH 31, 1995

     Sales increased $1,047,288 (5.9%) to $18,892,947 and cost of sales increased by $1,044,642 (9.9%) to $11,617,811 for the twelve months ended March 31, 1996 compared to the same period ended March 31, 1995, resulting in an increase of $2,646 in gross profit for the fiscal year 1996. The increase in sales and cost of sales is principally due to inclusion of International Tile and Orlando for the entire year as compared to a partial year during fiscal 1995 (International - 5 months and Orlando - 5 weeks). The reduction in gross margin percentage from 40.7% for the twelve months ended March 31, 1995, to 38.5% for the same period ended March 31, 1996, is due in part to the effect of the Orlando operation performing at below the Company norm (31% vs. 40.7%) accounting for .7% of the decrease and general competitive market pressures, particularly in the West Region, causing the remaining decrease.

     Selling and administrative expenses rose $1,097,855 (15.9%) to $8,009,968 for the twelve months ended March 31, 1996 from $6,912,113 for the same period ended March 31, 1995. The increase resulted from inclusion of International and Orlando for the full twelve months and expanded staff to support the growth in the location network.

     Income (loss) from operations decreased by $1,095,209 from the twelve months ended March 31, 1995, compared to the same period ended March 31, 1996. This is the cumulative result of reduced margins combined with extended operations (increased selling and administration expenses).

     The loss for the twelve months ended March 31, 1996 was $(4,246,837) as compared to a net income of $35,291 for the prior twelve-month period ended March 31, 1995. The loss is primarily due to the large loss incurred at TCM coupled with increased general and administrative costs to support the expanded network and the increased interest costs resulting from greater borrowings due to the losses.

     Individual operations which enjoyed pre-tax profits this year were Austin-$96,763, Dallas-$121,396, Orlando-$17,592, Atlanta-$22,739 and Corpus
Christi-$22,145.

     The Company has recorded a 100% valuation allowance on the deferred tax asset since it could not be determined if the asset was more likely than not to be realized.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in fiscal year ending March 31, 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in fiscal year ending March 31, 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 23, 1996, Intile Designs, Inc. dismissed Price Waterhouse LLP as its independent accountants. The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through February 23, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. Price Waterhouse LLP furnished the Company with a letter addressed to the SEC stating that it agreed with the above statements, and a copy of such letter, dated March 1, 1996, was filed as Exhibit 16 to the Form 8-K filed February 28, 1996. The Company engaged BDO Seidman, LLP as its new independent accountants on March 15, 1996. During the two most recent fiscal years and through March 15, 1996, the Company has not consulted with BDO Seidman, LLP on items which (1) were or should have been subject to SAS 50; or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2).

                                  PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


EXECUTIVE OFFICERS/SIGNIFICANT EMPLOYEES OF THE REGISTRANT

     The following is a list of the executive officers and directors of the Company as of March 31, 1996:

                                                                            Held a Position
                                                                              Continuously
Name                   Position                                    Age           Since
- -------------------------------------------------------------------------------------------
C. William Cox         President and Chairman of the                60            1993
                        Board and Chief Executive Officer

Barbara Cernan         Vice President-Retail Training               58            1993
                        and Secretary

Donald J. Geiger       Vice President-Marketing                     55            1993

Milton C. Standifer    Vice President-Western Region                52            1994

James C. Hazlewood     Chief Financial Officer                      48            1994

Ehud D. Laska          Director (1)                                 46            1993

George C. Siller, Jr.  Vice President-General Manager               45            1995
                        and Director

Edward K. Paul, Jr.    Director                                     58            1995
- -------------------------------------------------------------------------------------------

______________
(1) Member of Audit Committee


     MR. COX has been the President and Chief Executive Officer and a director of the Company since November 1993. Prior to such time, Mr. Cox was the President, Chief Executive Officer, Chairman of the Board and Director of Intile Designs, Inc., a Texas corporation. Effective November 12, 1993, Intile Designs, Inc. the Texas Corporation, was merged into a wholly-owned subsidiary of the Company.

     MS. CERNAN has been a Vice President and Secretary of the Company since 1993. Ms. Cernan was one of the original employees of Intile Designs, Inc., a Texas corporation that was merged into the Company's wholly-owned subsidiary in November 1993. Ms. Cernan had served continuously since 1979 as Vice President and Secretary of Intile Designs, Inc. Ms. Cernan's responsibilities include direct supervision of the Houston showrooms. She is also responsible for training new personnel for the Company showrooms and the testing and addition of new products.

     MR. GEIGER has been a Vice President and Director of the Company since 1993. Since 1990, Mr. Geiger has been an officer and director of Intile Designs, Inc., a Texas corporation that was merged into the Company's wholly-owned subsidiary in November 1993. Prior to that, between 1981 and 1989, he operated his own investment banking firm, Geneva Financial Corp. and its predecessor, First Western Capital. Geneva was active in mergers and acquisitions, private placements and real estate development and management. Mr. Geiger was previously with Shearson Lehman and he began his career with over thirteen years with IBM Corporation in various management and marketing positions. He is a graduate of Gannon University, Erie, Pennsylvania, in Industrial Management and Finance.

     MR. STANDIFER joined Intile in 1992 as the manager of the Anaheim operation. He was elected as Vice President and Western Region Manager in 1994. Prior to jointing Intile, he served as President of Mediterranean Tiles, Inc. from 1978 to 1992.

     MR. HAZLEWOOD joined Intile as CFO in September 1994. Prior to 1994, he was President of Gulf Environmental Corp. a wholly-owned start-up environmental consulting subsidiary of Gulf USA (then a NYSE company). From 1989 to 1993, he was a Vice President with BankOne Management and Consulting Corp. He served in various financial capacities with other distribution companies and financial institutions from 1976 to 1989. He began his career with Arthur Andersen & Co., where he was in the Audit Division from 1971 to 1976.

     MR. LASKA joined Interbank/Birchall, Inc. a merchant banking firm in February 1996, as Managing Director. At Interbank/Birchall, he specializes in private placements of equity and general corporate finance advisory work, including mergers and acquisitions. Mr. Laska also serves as Chairman of the Board of Coleman and Company Securities, Inc., a NYSE Stock Exchange member. Since August 1993, Mr. Laska has served as director of AFGL International, Inc., a publicly-held company that provides executive search, marketing, advertising and consulting services to the financial services industry. From 1994, until joining Interbank/Birchall, he was Managing Director of Continuum Capital, Inc., an investment banking firm. From 1992 through 1994, he was the Managing director of Tallwood Associates, an investment banking firm. From July 1991 to May 1992, Mr. Laska headed investment banking at Laidlaw International, Inc. and was also responsible for its principal transaction group. For two years prior to July 1991, Mr. Laska held the position of Senior Investment Banker at Paine Webber, Inc. and from January 1987 to May 1989, held the same position with Drexel Burnham Lambert, Inc.

     MR. SILLER joined Intile in May 1995 as Vice President and General Manager and became a Director in July 1995. Prior to joining Intile, he was CFO of Air Dreco, a fluid power distribution division of Sun Distributors (a Master Limited Partnership, traded on the NYSE). From 1988 through 1990 he was Group Controller for American Desk, a manufacturer of school furniture and stadium and theater seating. He was a Manufacturing Engineer and Manager of Production Planning and Senior Auditor for Texas Instruments from 1983 to 1988. Prior to Texas Instruments, Mr. Siller served in the United States Marine Corps for two years where he rose to the rank of Captain.

     MR. PAUL joined Intile in July 1995 as General Manager of Global Tile Distributors and as a Director. From 1989 until joining Intile, he was a management consultant in numerous ventures and turnaround efforts. From 1978 through 1989, Mr. Paul was President and CEO of Intercontinental Ceramics Corporation, a subsidiary of Laufen, a Swiss tile manufacturer. From 1975 to 1978, he was President of Look Sports USA, a French owned sporting goods products distributor. Prior to 1978, Mr. Paul was V.P. and Director of Marketing for AMF Marine Products Group beginning in 1972. From 1968 to 1972 he was with Continental Can Company in various sales and marketing positions.

ITEM 10.   EXECUTIVE COMPENSATION

     The following summarizes the compensation for C. William Cox, the President, Chairman and Chief Executive Officer of the Company. No other executive officer received compensation during fiscal 1996 in excess of $100,000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

                                                        Long-Term Compensation
                                                        ----------------------
   Name and                                               Restricted  Number
   Principal               Fiscal   Amount of  Amount of     Stock      of
   Position               Year End    Salary     Bonus       Awards   Options
   ---------              --------  ---------  ---------  ----------  -------
C. William Cox              1996     $165,022   $     -           -         -
  Chief Executive Officer   1995      173,807         -           -         -
                            1994      171,000         -           -    83,360

AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END OPTION VALUE

                     Number                      Number of             Value of Unexercised
                   of Shares     Total      Unexercised Options        In-the-Money Options
                  Acquired on    Value   --------------------------  --------------------------
    Name            Exercise   Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
    ----          -----------  --------  -----------  -------------  -----------  -------------
C. William Cox,            -         -          -             -             -             -
  Chief Executive
  Officer


     There were no stock option grants to C. William Cox during the fiscal year ended March 31, 1996.

COMPENSATION OF DIRECTORS

     The Company currently pays its outside directors $400 per each Board meeting attended by such director plus expenses incurred in attending the meeting.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1996, the aggregate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:

                                                     Amount and
                                                      Nature of
                                                      Beneficial    Percent
Name and Address of Beneficial Owner                 Ownership (1)  of Class
- ------------------------------------                 -------------  --------
C. WILLIAM COX                                         1,989,290     35.5%
9716 Old Katy Road, Suite 110
Houston, Texas 77005

DAMASUS INTERNATIONAL ESTABLISHMENT                      396,962      7.1%
C/O TMF Services S.A.
16 rue de Hesse
P.O. Box 5342/1211
Geneva 11 Switzerland

RETAIL ASSOCIATES MANAGEMENT CO., INC.                   644,276(2)  11.5%
125 Hartwell Ave.
Lexington, MA 02173

All officers and directors as a group                  2,354,984     42.0%

________________

(1)  All Shares are held beneficially and of record.

(2) Does not include 240,000 shares held in escrow pending final determination of the value of TCM Holdings Corp. nor another 200,000 shares issued to RAMCO Limited Partnership, a related party to Retail Associates Management Co., Inc.

ITEM 12.   CERTAIN RELATIONSHIPS WITH RELATED TRANSACTIONS

CONTINUUM CAPITAL, INC./TALLWOOD ASSOCIATES, INC.

     In connection with the Company's search for additional capital, it entered into a consulting agreement with Tallwood Associates, Inc. (Tallwood) and subsequently Continuum Capital, Inc. (Continuum). Ehud D. Laska, a director of the Company, was the Managing Director of Continuum and was the Managing Director of Tallwood. The Company also issued warrants to Continuum of up to 76,922 shares of $3.25 per share. In 1995, the Company paid Tallwood a fee of $62,000 in connection with issuing 200,000 shares to RAMCO Limited Partnership. The Company issued warrants to Tallwood with an exercise price at $.90 per share.

AFFILIATE TRANSACTIONS

     The Company leases certain equipment from entities owned by C. William Cox. Rental payments under the leases were in the aggregate amounts of $17,136 and $19,386 for the fiscal years ended March 31, 1996 and 1995, respectively.

     Effective January 1995, Mr. Cox has provided his limited personal guarantee on the Company's bank line of credit up to $1,000,000. Prior to new credit arrangements, he had guaranteed the complete line of credit, in consideration of this guarantee, the Company paid fees to Mr. Cox in the amounts of $12,000 and $36,539 during the fiscal years ended March 31, 1996 and 1995, respectively. Such fees were charged to interest expense.

     In February 1995, the Company acquired 100% of the outstanding stock of TCM Holdings Corp. (TCM) in exchange for 644,276 shares of the Company's common stock and 240,000 shares of the Company's Common

Stock were placed in escrow pending final determination of the value to be paid for the TCM Stock. The Company has recorded total shares issued as of March 31, 1996 of 797,698 based on the current balance sheet of TCM. TCM was acquired from Retail Associates Management Company, Inc. (RAMCO).

     The Company entered into a loan agreement with RAMCO Limited Partnership in which the Company agreed to borrow $150,000 payable by December 31, 1995, with interest at prime plus 3%. The outstanding balance at March 31, 1996, was $100,000 with interest paid current. Due to continuing discussions relating to the Company's request for RAMCO to indemnify it against the losses incurred in connection with the TCM acquisition and RAMCO's denial of any such obligation, the principal has not been paid as of March 31, 1996.

21.   LIST OF SUBSIDIARIES AS OF MARCH 31, 1996


                         Intile Designs of Arizona, Inc.
                              Intile Graphics, Inc.
                               Tile Boutique, Inc.
                         Intile Designs of Dallas, Inc.
                            Austin Tile Designs, Inc.
                       Intile Designs of California, Inc.
                       Intile Designs of Los Angeles, Inc.
                               TCM Holdings Corp.
                         Intile Designs of Orlando, Inc.
                        Intile Designs of Woodlands, Inc.
                         Intile Designs of Denver, Inc.
                         Global Tile Distributors, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Intile Designs, Inc.


July 5, 1996                           By: /s/ C. William Cox
                                          -----------------------------------
                                           C. William Cox, President
                                           Chairman of the Board of
                                           Directors, and Chief
                                           Executive Officer


July 5, 1996                           By: /s/ James C. Hazlewood
                                          -----------------------------------
                                           James C. Hazlewood
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


July 5, 1996                           By: /s/ C. William Cox
                                          -----------------------------------
                                           C. William Cox, President
                                           and Chairman of the Board
                                           of Directors, and Chief
                                           Executive Officer


July 5, 1996                           By: /s/ George C. Siller, Jr.
                                          -----------------------------------
                                           George C. Siller, Jr.
                                           Vice President and General
                                           Manager


July 5, 1996                           By: /s/ Ehud D. Laska
                                          -----------------------------------
                                           Ehud D. Laska, Director


July 5, 1996                           By: /s/ Edward K. Paul, Jr.
                                          -----------------------------------
                                           Edward K. Paul, Jr.
                                           Director


July 5, 1996                           By: /s/ James C. Hazlewood
                                          -----------------------------------
                                           James C. Hazlewood
                                           Chief Financial Officer

                              INTILE DESIGNS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




   Report of Independent Certified Public Accountants. . . . . . .  F-2

   Report of Independent Accountants. . . . . . . . . .  . . . . .  F-3

   Consolidated Balance Sheets as of March 31, 1996 and 1995 . . .  F-4

   Consolidated Statements of Income (Loss) for the years
     ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . .  F-5

   Consolidated Statements of Stockholders' Equity for the
     years ended March 31, 1996 and 1995 . . . . . . . . . . . . .  F-6

   Consolidated Statements of Cash Flows for the years ended
     March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .  F-7

   Notes to Consolidated Financial Statements. . . . . . . . . . .  F-8 to F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Intile Designs, Inc.


We have audited the consolidated balance sheet of Intile Designs, Inc. at March 31, 1996 and the consolidated statements of loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intile Designs, Inc. at March 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant loss in the current year and has violated certain covenants of a loan agreement, as a result of which the lender may demand repayment of the entire outstanding balance. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, effective April 1, 1995, the Company changed its method of accounting for an investment in a subsidiary.


                                       BDO Seidman, LLP



Houston, Texas
June 4, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Intile Designs, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Intile Designs, Inc. and its subsidiaries at March 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expression above.




PRICE WATERHOUSE LLP

Houston, Texas
June 27, 1995

                              INTILE DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        MARCH 31,
                                                               -------------------------
                                                                  1996           1995
                                                               -----------    ----------
                     ASSETS
Current Assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    69,778    $   224,432
  Accounts receivable, less allowance
    for doubtful accounts of $134,602 and $128,605. . . . . .    1,564,174      1,956,023
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    8,447,237      9,925,653
  Prepaid expenses and other. . . . . . . . . . . . . . . . .      137,471        309,013
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . .            -         66,000
                                                               -----------    -----------

      Total Current Assets. . . . . . . . . . . . . . . . . .   10,218,660     12,481,121
                                                               -----------    -----------

Property and equipment, net of accumulated depreciation
  and amortization. . . . . . . . . . . . . . . . . . . . . .      556,665        754,361
                                                               -----------    -----------

Other Assets:
  Organization costs, net of accumulated
    amortization of $56,371 and $72,542 . . . . . . . . . . .       24,755         39,043
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .            -        695,204
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .      137,415        295,771
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . .            -        479,000
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,086         33,939
                                                               -----------    -----------
                                                                   216,256      1,542,957
                                                               -----------    -----------
      Total assets. . . . . . . . . . . . . . . . . . . . . .  $10,991,581    $14,778,439
                                                               -----------    -----------
                                                               -----------    -----------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable. . . . . . . . . . . . . .  $ 5,953,907    $   295,769
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .    3,163,884      2,768,700
  Accrued expenses and other liabilities  . . . . . . . . . .      281,658        982,000
  Income taxes payable. . . . . . . . . . . . . . . . . . . .            -         32,373
                                                               -----------    -----------

      Total Current Liabilities . . . . . . . . . . . . . . .    9,399,449      4,078,842

Noncurrent liabilities  . . . . . . . . . . . . . . . . . . .      103,758        260,924
Noncurrent portion of notes payable . . . . . . . . . . . . .            -      4,725,188
                                                               -----------    -----------
      Total Liabilities . . . . . . . . . . . . . . . . . . .    9,503,207      9,064,954
                                                               -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value;
    10,000,000 shares authorized  . . . . . . . . . . . . . .          560            549
  Additional paid-in capital. . . . . . . . . . . . . . . . .    4,717,420      4,695,705
  Retained earnings (deficit) . . . . . . . . . . . . . . . .   (3,229,606)     1,017,231
                                                               -----------    -----------
      Total Stockholders' Equity. . . . . . . . . . . . . . .    1,488,374      5,713,485
                                                               -----------    -----------
                                                               $10,991,581    $14,778,439
                                                               -----------    -----------
                                                               -----------    -----------


         See accompanying notes to consolidated financial statements.

                              INTILE DESIGNS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                     FOR THE YEARS
                                                                     ENDED MARCH 31,
                                                               -------------------------
                                                                   1996          1995
                                                               -----------   -----------
Net sales...................................................   $18,892,947   $17,845,659
Cost of sales...............................................    11,617,811    10,573,169
                                                               -----------   -----------
Gross profit................................................     7,275,136     7,272,490
Selling and administrative expenses.........................     8,009,968     6,912,113
                                                               -----------   -----------
Income (loss) from operations...............................      (734,832)      360,377
                                                               -----------   -----------
Other Income (Expense)
 Equity in losses of investee,
   net of deferred tax expense of $468,000..................    (3,169,419)            -
 Interest expense...........................................      (452,993)     (292,232)
 Other income...............................................         5,407         9,146
                                                               -----------   -----------
Total other expense.........................................    (3,617,005)     (283,086)
                                                               -----------   -----------
Income (loss) before income taxes...........................    (4,351,837)       77,291
Provision for income taxes (benefit)........................      (105,000)       42,000
                                                               -----------   -----------
Net income (loss)...........................................   $(4,246,837)  $    35,291
                                                               -----------   -----------
                                                               -----------   -----------
Net income (loss) per share.................................   $      (.76)  $       .01
                                                               -----------   -----------
                                                               -----------   -----------
Weighted average number of common shares outstanding........     5,557,722     4,752,953
                                                               -----------   -----------
                                                               -----------   -----------




         See accompanying notes to consolidated financial statements.

                            INTILE DESIGNS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                          Common Stock       Additional      Retained
                                       ------------------     Paid-in        Earnings
                                        Shares     Amount     Capital        (Deficit)       Total
                                       ---------   ------    ----------    -----------    ----------
Balance, at March 31, 1994........     4,364,000    $436     $2,619,151    $   981,940    $3,601,527

Cancellation of subscribed
  stock...........................       (24,080)     (2)             2              -             -

Issuance of common stock to
  acquire TCM Holdings and
  to cancel subordinated
  debt net of issuance
  costs of $156,607...............       997,698     100      1,838,689              -     1,838,789

Exercise of stock options.........       112,640      11        101,367              -       101,378

Issuance of common stock..........        42,000       4        136,496              -       136,500

Net income........................             -       -              -         35,291        35,291
                                       ---------    ----     ----------    -----------   -----------
Balance, at March 31, 1995........     5,492,258     549      4,695,705      1,017,231     5,713,485

Additional issuance costs
  relating to issuance of
  common stock to acquire
  TCM Holdings....................             -       -        (68,644)             -       (68,644)

Exercise of stock options.........        70,478       7         56,685              -        56,692

Issuance of common stock..........        36,606       4         33,674              -        33,678

Net loss..........................             -       -              -     (4,246,837)   (4,246,837)
                                       ---------    ----     ----------    -----------   -----------
Balance, at March 31, 1996........     5,599,342    $560     $4,717,420    $(3,229,606)  $ 1,488,374
                                       ---------    ----     ----------    -----------   -----------
                                       ---------    ----     ----------    -----------   -----------





         See accompanying notes to consolidated financial statements.

                              INTILE DESIGNS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                        FOR THE YEARS
                                                        ENDED MARCH 31,
                                                   -------------------------
                                                       1996         1995
                                                   -----------  ------------
Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . .   $(4,246,837) $     35,291
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization. . . . . . . .       150,720       127,445
    Equity in net loss of subsidiary . . . . . .     3,169,419             -
    Loss on abandonment of leasehold
     improvements. . . . . . . . . . . . . . . .         7,236             -
    Bad debt expense . . . . . . . . . . . . . .        93,597        46,332
    Deferred taxes . . . . . . . . . . . . . . .        77,000       (21,000)
    Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . .       227,200      (431,774)
     Inventories . . . . . . . . . . . . . . . .       549,235    (1,097,841)
     Prepaid expenses and other assets . . . . .       160,533      (160,598)
     Accounts payable and accrued expenses . . .      (978,265)     (116,758)
     Income taxes payable. . . . . . . . . . . .       (32,373)       (2,767)
                                                   -----------  ------------
Net cash used in operating activities. . . . . .      (822,535)   (1,621,670)
                                                   -----------  ------------
Cash flows from investing activities:
 Purchase of equipment . . . . . . . . . . . . .      (311,795)      (22,915)
 Proceeds from disposition of assets . . . . . .        25,000             -
 Cash paid in acquisition of International
  Tile . . . . . . . . . . . . . . . . . . . . .             -    (1,046,579)
 Cash received in acquisition of TCM . . . . . .             -        40,852
 Cash paid in acquisition of Orlando . . . . . .             -      (140,113)
                                                   -----------  ------------
Net cash used in investing activities. . . . . .      (286,795)   (1,168,755)
                                                   -----------  ------------
Cash flows from financing activities:
 Proceeds from debt issuance . . . . . . . . . .       168,000     1,000,000
 Payments of debt  . . . . . . . . . . . . . . .      (355,050)     (965,731)
 Borrowings under line of credit . . . . . . . .     1,225,000     2,547,000
 Payments on line of credit. . . . . . . . . . .      (105,000)            -
 Proceeds from issuance of common stock. . . . .       33,6781        36,500
 Exercise of stock options . . . . . . . . . . .        56,692       101,378
  Issuance costs on acquisition of TCM . . . . .       (68,644)            -
                                                   -----------  ------------
Net cash provided by financing activities. . . .       954,676     2,819,147
                                                   -----------  ------------

Net increase (decrease) in cash  . . . . . . . .      (154,654)       28,722
Cash, beginning of year. . . . . . . . . . . . .       224,432       195,710
                                                   -----------  ------------
Cash, end of year. . . . . . . . . . . . . . . .   $    69,778  $    224,432
                                                   -----------  ------------
                                                   -----------  ------------


        See accompanying notes to consolidated financial statements.

                           INTILE DESIGNS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company is a direct importer and distributor of ceramic tile, marble and related home design products. The Company also retails these items through its various divisions and subsidiaries located primarily in the southern region of the United States.

     The consolidated financial statements include the accounts of Intile Designs, Inc. and its wholly-owned subsidiaries except those where control is deemed to be temporary. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE, ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Revenue is recognized upon the sale of ceramic tile, marble and related home design products and is recorded net of discounts and returns. The Company grants credit to its customers under normal credit terms. The Company uses the reserve method of accounting for uncollectible accounts.

INVENTORIES

     Inventory consisting of ceramic tile, marble and related home design products is stated at the lower of cost (first-in, first-out) or market. Inventory costs include freight and certain warehouse handling costs.

PROPERTY AND EQUIPMENT, NET

     Property and equipment is stated at cost. Depreciation on equipment is provided using the straight-line method over the estimated useful lives of
the assets.   For income tax purposes, depreciation on certain assets is calculated using accelerated methods. Leasehold improvements are amortized over the terms of the lease, not in excess of their estimated useful lives.

ORGANIZATION COSTS

     Organization costs are amortized on a straight-line basis over five years.

GOODWILL

     At March 31, 1995, Goodwill included the excess of acquisition costs over the fair value of net assets acquired in the purchase of TCM Holdings Corporation (TCM) which was to be amortized on the straight-line method over a ten-year period. During August 1995, management ceased operations of TCM. During the year ended March 31, 1996, all remaining goodwill was written-off and included in equity in losses of investee in the accompanying statement of loss (see Notes 3 and 5).

INVESTMENT IN TCM

     As discussed in Note 3, during the year ended March 31, 1996, TCM entered into Chapter 7 bankruptcy under the U.S. Bankruptcy Code. In light of this filing, the Company's control over TCM was deemed to be temporary in nature. Generally Accepted Accounting Principles do not permit the use of consolidation accounting in circumstances where the investor has only temporary control over an investee. Accordingly, effective April 1, 1995, the

                           INTILE DESIGNS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's investment in TCM is accounted for using the equity method; whereby, the investment is carried at cost and adjusted for the Company's proportionate share of profit or losses.

NOTES PAYABLE

     The Company's notes bear interest at a floating rate of interest based upon the lending institution's prime lending rate. Accordingly, the fair value approximates their reported carrying amounts at March 31, 1996 and 1995.

INCOME TAXES

     For federal income tax purposes, the Company files a consolidated tax return which includes the operations of its divisions and subsidiaries.

     The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax basis of assets and liabilities and their carrying value for financial reporting purposes. The primary temporary differences between the financial statement basis and tax basis of the Company's assets and liabilities relate to the depreciation of property and equipment, the capitalization of indirect costs to inventories, allowance for doubtful accounts and accrued liabilities. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the year. The Company adjusts the deferred tax asset valuation allowance based upon judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

STOCK OPTIONS

     Compensation expense is measured for stock option awards as the difference between the option exercise price and the fair value of the stock at the option award date. Compensation expense is recognized over the stock option vesting period.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated using the weighted average number of outstanding shares of common and common equivalent shares outstanding, including stock options which have a dilutive effect.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from

                           INTILE DESIGNS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing operations. The Company will adopt SFAS No. 121 in the year ending March 31, 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in the year ending March 31, 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

NOTE 2 - GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss during the current year primarily attributable to the financial problems encountered by its TCM subsidiary (see Notes 3 and 5). In addition, the Company is in violation of certain loan covenants of its credit facility with a bank. The bank may demand repayment of the entire outstanding balance of the note, which is secured by the Company's inventory and accounts receivable. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management believes that it has adequately accrued for all remaining losses due to the closure of TCM. In addition, management is seeking to refinance its existing credit facility and obtain an additional equity infusion. There can be no assurance, however, that the Company will be successful in refinancing its credit facility or obtaining an equity infusion. The consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - BUSINESS COMBINATIONS

     Effective November 2, 1994, the Company acquired substantially all of the assets of International Tile & Supply Corp. (International). The Company, through its wholly-owned subsidiary, Intile Designs of Los Angeles, Inc., purchased the assets of International by payment of cash at closing of $1,050,000. The assets acquired consisted of:

                                                                     Amount
                                                                   ----------
                Cash . . . . . . . . . . . . . . . . . . . . . . . $  160,028
                Accounts receivable. . . . . . . . . . . . . . . .    305,809
                Inventory. . . . . . . . . . . . . . . . . . . . .    997,438
                Property and equipment . . . . . . . . . . . . . .    143,420
                Other assets . . . . . . . . . . . . . . . . . . .     52,570
                                                                   ----------
                                                                    1,659,265
                                                                   ----------
The liabilities assumed consisted of:

                Current liabilities. . . . . . . . . . . . . . . .    305,507
                Other liabilities. . . . . . . . . . . . . . . . .    303,758
                                                                   ----------
                                                                      609,265
                                                                   ----------

                Cash paid. . . . . . . . . . . . . . . . . . . . . $1,050,000
                                                                   ----------
                                                                   ----------

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, the Company agreed to pay to the allowed general unsecured creditors of International an amount equal to 10% of the net operating profits generated from the operations of the business acquired for a period of four years after the closing, with maximum payments in the aggregate totalling $100,000. There were no amounts paid in accordance with this arrangement for the years ended March 31, 1996 and 1995. The funding of the cash at closing was accomplished through a private placement of debt totalling $1,000,000. The Company issued a $650,000 convertible subordinated note and a $350,000 short-term bridge note to Retail Associates Management Company, L.P. (RAMCO). The transaction has been accounted for by the Company as a purchase and, accordingly, results of International have been included in the accompanying statement of income since November 2, 1994.

     Effective February 21, 1995, the Company acquired 100% of the common stock of TCM Holdings Corporation (TCM). The Company acquired the stock of TCM from Retail Associates Management Company, Inc. in exchange for 644,276 shares of the Company's common stock. The agreement provides for 240,000 shares to be placed in escrow for subsequent distribution after the final price adjustment is determined in accordance with the provisions of the agreement. The Company currently estimates that all 240,000 escrowed shares will be returned to the Company. The assets acquired consisted of:

                                                                    Amount
                                                                   -------
                Cash . . . . . . . . . . . . . . . . . . . . .  $   40,852
                Accounts receivable. . . . . . . . . . . . . .      39,399
                Deferred tax asset . . . . . . . . . . . . . .     468,000
                Inventory. . . . . . . . . . . . . . . . . . .     923,777
                Property and equipment . . . . . . . . . . . .     342,813
                Goodwill . . . . . . . . . . . . . . . . . . .     630,204
                Other assets . . . . . . . . . . . . . . . . .     192,199
                                                                ----------
                                                                 2,637,244
                                                                ----------

The liabilities assumed consisted of:

                Accounts payable and accrued liabilities . . .     796,848
                Debt . . . . . . . . . . . . . . . . . . . . .     495,000
                                                                ----------
                                                                 1,291,848
                                                                ----------
                Net assets acquired. . . . . . . . . . . . . .  $1,345,396
                                                                ----------
                                                                ----------

     In conjunction with the acquisition of TCM, RAMCO converted its $650,000 convertible subordinated note payable into 200,000 shares of the Company's common stock. The transaction has been accounted for by the Company as a purchase and, accordingly, operating results of TCM have been included in the accompanying statement of income since February 21, 1995.

     Due to recurring losses, the management of TCM elected in August 1995, to cease operations and to abandon all facilities other than the central warehouse. Prior to the Company's acquisition of the TCM stock, TCM had confirmed a Chapter 11 Plan or Reorganization in December 1994. Pursuant to the terms of the plan, all property of TCM was to vest in the reorganized entity emerging from bankruptcy. In October 1995, the U.S. Trustee petitioned the bankruptcy court to convert TCM's Chapter 11 to a Chapter 7 filing under the U.S. Bankruptcy Code. On November 7, 1995, the U.S. Bankruptcy Court, District of Massachusetts, Eastern Division ruled in favor of the motion finding that there had been a material default by TCM with respect to the confirmed

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan of Reorganization and converted the case into Chapter 7. A Chapter 7 Trustee was appointed by the U.S. Trustee prior to this determination. The Company entered into a consignee agreement with TCM and Nationsbank to provide an orderly liquidation of the bank's collateral through the sales efforts of Global Tile Distributors, Inc. (Global), a wholly-owned subsidiary of the Company. Global has sold approximately $61,500 of collateral (at TCM's cost) as of March 31, 1996. The Company's management believes that the liquidation will be accomplished with no significant additional losses accruing to the Company. Management believes that as a result of the liquidation, the Company will recover some previously recognized losses since certain liabilities which have been recorded are not anticipated to be paid by TCM's bankruptcy estate.

     The Companies believe that the liquidation value of the assets of TCM, as the reorganized entity, will be less than the value of the recorded liens against such assets, of which the Company is the primary lienholder. Accordingly, the Company anticipates that the unsecured creditors under the confirmed plan, or otherwise, will not receive any proceeds from the Chapter 7 liquidation.

     During the year ended March 31, 1996, as a result of the bankruptcy filing, TCM wrote down certain assets to their net realizable values. The amounts of the writedowns are as follows:

                                                                   Amount
                                                                 ----------
                Inventories. . . . . . . . . . . . . . . . . .   $  565,000
                Prepaid expenses and other . . . . . . . . . .       19,768
                Leasehold improvements . . . . . . . . . . . .      343,146
                Goodwill . . . . . . . . . . . . . . . . . . .      695,204
                Deposits . . . . . . . . . . . . . . . . . . .      145,741
                Deferred taxes . . . . . . . . . . . . . . . .      468,000
                Other. . . . . . . . . . . . . . . . . . . . .       43,932
                                                                 ----------
                                                                 $2,280,791
                                                                 ----------
                                                                 ----------

     In addition, the Company accrued $150,000 to cover additional costs related to the closure of TCM.

     Effective February 21, 1995, the Company acquired substantially all of the assets of the Orlando showroom (Orlando) of P&M Tile, Inc. (P&M). The Company acquired Orlando by a cash payment of $140,113 at closing and the issuance of a noninterest-bearing note to P&M for $257,517, which was paid in full during the year ended March 31, 1996. The assets acquired consisted of:

                                                                   Amount
                                                                  --------
                Accounts receivable. . . . . . . . . . . . . . .  $119,633
                Inventory. . . . . . . . . . . . . . . . . . . .   257,518
                Property and equipment . . . . . . . . . . . . .    30,044
                Other assets . . . . . . . . . . . . . . . . . .    11,480
                                                                  --------
                                                                   418,675

The liabilities assumed consisted of:

                Accounts payable . . . . . . . . . . . . . . . .    21,044
                                                                  --------
                                                                  $397,631
                                                                  --------
                                                                  --------

     The transaction has been accounted for by the Company as a purchase and, accordingly, operating results of Orlando have been included in the accompanying statement of income since February 21, 1995.

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited pro forma combined results of operations (as if the acquisition took place on April 1, 1994) of the Company for the year ended March 31, 1995, after giving effect to the acquisitions described above and to certain pro forma adjustments are as follows:

                                                               Amount
                                                            -----------
         Sales. . . . . . . . . . . . . . . . . . . . . .   $26,587,000
                                                            -----------
                                                            -----------
         Net loss . . . . . . . . . . . . . . . . . . . .   $(1,242,000)
                                                            -----------
                                                            -----------
         Loss per share . . . . . . . . . . . . . . . . .   $      (.22)
                                                            -----------
                                                            -----------

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment and their useful lives are summarized as follows:

                                                          March 31,
                                                   ----------------------
                                            Lives     1996         1995
                                            -----  ----------  ----------
         Leasehold improvements . . . . .    3-5   $  625,398  $  510,566
         Furniture and fixtures . . . . .      5      397,634     604,897
         Warehouse equipment. . . . . . .      5      327,447     345,855
         Tractor, trucks, trailers and
          automobiles . . . . . . . . . .      3      156,446     156,443
         Turnstiles . . . . . . . . . . .    3-5       46,940      36,028
                                                   ----------  ----------
                                                    1,553,865   1,653,789
         Less, accumulated depreciation
          and amortization. . . . . . . .            (997,200)   (899,428)
                                                   ----------  ----------
                                                   $  556,665  $  754,361
                                                   ----------  ----------
                                                   ----------  ----------

     Depreciation and amortization expense totalled $134,109 and $83,419 during the years ended March 31, 1996 and 1995, respectively.

NOTE 5 - EQUITY INVESTMENT

     Although the Company has a 100% ownership interest in TCM, its control over TCM is considered to be temporary in nature because of TCM's Chapter 7 bankruptcy proceeding (see Notes 1 and 3). Accordingly, the Company has accounted for its investment in TCM using the equity method, effective April 1, 1995. The Company's equity in the net loss of TCM for the year ended March 31, 1996 was $3,169,419. The following is a summary of the financial position (excluding amounts payable to parent), net sales and loss for TCM for the year ended March 31, 1996.

                                                           Amount
                                                         -----------
     Current assets. . . . . . . . . . . . . . . . . . . $   442,225
                                                         -----------
     Liabilities . . . . . . . . . . . . . . . . . . . .     430,578
     Equity. . . . . . . . . . . . . . . . . . . . . . .      11,647
                                                         -----------
                                                         $   442,225
                                                         -----------
                                                         -----------
     Sales . . . . . . . . . . . . . . . . . . . . . . . $ 1,643,495
                                                         -----------
                                                         -----------
     Net loss. . . . . . . . . . . . . . . . . . . . . . $(3,169,419)
                                                         -----------
                                                         -----------

     The net loss includes a writedown of assets totalling $2,280,791 to their net realizable values plus $150,000 to cover additional costs related to the closure of TCM.

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

     Notes payable consisted of the following:

                                                              March 31,
                                                       ----------------------
                                                          1996        1995
                                                       ----------  ----------
     Bank line of credit of $6,000,000 with interest
       at prime plus 0.25% (9.25% at March 31, 1996);
       in default; originally due January 20, 1997;
       secured by inventory and accounts receivable
       and the limited personal guarantee of the
       Company's President . . . . . . . . . . . . .  $ 5,820,000  $4,700,000
     Unsecured note payable to a Company, due in
       monthly installments of $25,000 plus interest
       at prime plus 3% (11.5% at March 31, 1996)
       through July 1996 . . . . . . . . . . . . . .      100,000           -
     Note payable to P&M for Orlando acquisition;
       paid in full during the year ending March 31,
       1996. . . . . . . . . . . . . . . . . . . . .            -     257,518
     Other installment notes with interest rates of
       8% to 12.5%; due at various maturity dates;
       secured by transportation equipment . . . . .      33,9076       3,439
                                                      -----------  ----------
                                                        5,953,907   5,020,957
     Less current portion. . . . . . . . . . . . . .   (5,953,907)   (295,769)
                                                      -----------  ----------
     Long-term debt. . . . . . . . . . . . . . . . .  $         -  $4,725,188
                                                      -----------  ----------
                                                      -----------  ----------

     The bank line of credit requires the maintenance of certain financial covenants. At March 31, 1996, the Company was not in compliance with the required current, quick, leverage, tangible net worth, current maturities and interest coverage ratios. In addition, the Company did not achieve the prescribed level of income. As of June 4, 1996, the bank has not waived these covenant violations, and accordingly, the entire balance of the note is callable by the bank and has been included in current liabilities.

     In addition, the Company is required to pay certain fees based on the average outstanding and unused balances and amounts outstanding under letters of credit. Amounts available under the line of credit are reduced for outstanding letters of credit which totalled $730,034 at March 31, 1995. There are no outstanding letters of credit available at March 31, 1996, as the Company is in violation of its loan covenants.

NOTE 7 - COMMITMENTS

     Future minimum lease payments under noncancelable operating leases for automobiles, office space and office equipment for years ending March 31, are as follows:

                                                             Amount
                                                           ----------
        1997 . . . . . . . . . . . . . . . . . . . . . . . $1,040,329
        1998 . . . . . . . . . . . . . . . . . . . . . . .    823,966
        1999 . . . . . . . . . . . . . . . . . . . . . . .    650,742
        2000 . . . . . . . . . . . . . . . . . . . . . . .    568,427
        2001 . . . . . . . . . . . . . . . . . . . . . . .    214,500
                                                           ----------
                                                           $3,297,964
                                                           ----------
                                                           ----------

     Lease payments charged to operations for all operating leases during the years ended March 31, 1996 and 1995, were approximately $1,645,000 and $860,000, respectively.

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                               March 31,
                                                         ---------------------
                                                            1996       1995
                                                         ---------   ---------
     Current provision (benefit):
       Federal income tax . . . . . . . . . . . . . . .  $(182,000)  $  50,000
       State income tax . . . . . . . . . . . . . . . .           -     13,000
                                                         ---------   ---------
                                                           (182,000)    63,000
     Deferred federal income tax expense (benefit). . .      77,000    (21,000)
                                                         ---------   ---------
          Total . . . . . . . . . . . . . . . . . . . .  $(105,000)  $  42,000
                                                         ---------   ---------
                                                         ---------   ---------

     The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

                                                               March 31,
                                                         ----------------------
                                                            1996       1995
                                                        -----------  ----------
     Current deferred tax asset:
       Capitalized inventory costs. . . . . . . . . . . $    34,000  $   28,000
       Accrued liabilities. . . . . . . . . . . . . . .           -      11,000
       Receivable allowance . . . . . . . . . . . . . .      50,000      27,000
                                                        -----------  ----------
                                                             84,000      66,000
     Less: valuation allowance. . . . . . . . . . . . .     (84,000)          -
                                                        -----------  ----------
     Net current deferred tax asset . . . . . . . . . . $         -  $   66,000
                                                        -----------  ----------
                                                        -----------  ----------

     Long-term deferred tax asset:
       Book/tax depreciation differences. . . . . . . .      11,000      11,000
       Investment in subsidiary . . . . . . . . . . . .     270,000           -
       Net operating loss carryforwards . . . . . . . .     840,000     468,000
                                                        -----------  ----------
                                                          1,121,000     479,000
     Less: valuation allowance                           (1,121,000)          -
                                                        -----------  ----------
     Net long-term deferred tax asset . . . . . . . . . $         -   $ 479,000
                                                        -----------  ----------
                                                        -----------  ----------

     The Company has recorded a 100% valuation allowance on the deferred tax asset since it could not be determined if the asset was more likely than not to be realized.

     During the year ended March 31, 1995, the Company acquired a net operating loss of $1,378,000 to be carryforwarded in connection with its acquisition of TCM which is limited by Section 382 of the Internal Revenue Code. Due to management's decision to cease operations of TCM, the Company will be unable to carryforward this net operating loss.

     The Company has available net operating loss carryforwards of $2,467,000 that will expire during 2011.

     For the year ended March 31, 1996, the Company was able to carryback $513,559 of its net operating losses, which resulted in a receivable of $150,000.

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                                                               March 31,
                                                       -----------------------
                                                           1996        1995
                                                       -----------   --------
     Federal income tax statutory rate . . . . . . .   $(1,320,000)   $26,000
     Change in valuation allowance . . . . . . . . .     1,205,000          -
     State income tax, net of federal benefit. . . .             -      9,000
     Other . . . . . . . . . . . . . . . . . . . . .        10,000      7,000
                                                       -----------   --------
                                                       $  (105,000)   $42,000
                                                       -----------   --------
                                                       -----------   --------

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company has extended certain notes receivable to its affiliates and employees in the aggregate amount of $46,900 and $46,504 at March 31, 1996 and 1995, respectively.

     In connection with the acquisition of TCM, the Company incurred investment advisory and fairness opinion fees during the year ended March 31, 1995, of $62,000 paid to an affiliate of a director.

     During the years ended March 31, 1996 and 1995, guarantee fees of $12,000 and $36,539 were incurred to compensate the Company's President and majority stockholder for his guarantee of the Company's bank line of credit. Such fees were charged to interest expense.

NOTE 10 - STOCK OPTION PLAN

     The Company has non-qualified stock option plans whereby selected employees and consultants are eligible for non-qualified stock options. In accordance with the plans, 185,840 shares of the Company's common stock have been reserved for grant in future periods. The options become fully vested and exercisable on the expiration date. The following table summarizes option activity:

                                                        Number of   Exercise
                                                         Shares       Price
                                                       -----------  ---------
     Outstanding March 31, 1994. . . . . . . . . . .     505,840    $.35-1.50
        Granted. . . . . . . . . . . . . . . . . . .       7,118          .91
        Expired. . . . . . . . . . . . . . . . . . .    (112,640)         .90
                                                        --------    ---------
     Outstanding March 31, 1995. . . . . . . . . . .     400,318     .35-1.50
        Granted. . . . . . . . . . . . . . . . . . .     139,080          .64
        Expired. . . . . . . . . . . . . . . . . . .    (153,840)           -
        Exercised. . . . . . . . . . . . . . . . . .     (70,478)    .91-1.50
                                                        --------    ---------
     Outstanding March 31, 1996. . . . . . . . . . .     315,080    $.35-1.50
                                                        --------    ---------
                                                        --------    ---------

     All outstanding stock options expire during the year ending March 31, 1997.

     The Company recognized no compensation expense in association with the stock option plans for the years ended March 31, 1996 and 1995.

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK

     On May 1, 1995, the Company authorized a 2 for 1 stock split which has been effected in the form of a 100% stock dividend. All share information has been retroactively restated to reflect this transaction.

     During 1995, the Company issued 42,000 unregistered common shares at $3.25 per share through a private placement.

     The Company has issued various common stock warrants agreements entitling the holders to acquire an ownership interest in the Company's common stock. All warrants were exercisable at March 31, 1996. The following table summarizes outstanding warrants at March 31, 1996:

        Expiration during the                    Number of   Exercise
        year ending March 31,                      Shares     Price
        ---------------------                    ---------   ---------
        1998 . . . . . . . . . . . . . . . . . .    20,000     $3.30
        1999 . . . . . . . . . . . . . . . . . .   110,000       .90
        2000 . . . . . . . . . . . . . . . . . .    76,924      3.25
        2002 . . . . . . . . . . . . . . . . . .   230,000      3.25
                                                   -------
                                                   436,924
                                                   -------
                                                   -------

     The Company recognized no compensation expense in association with warrants for the years ended March 31, 1996 and 1995.

NOTE 12 - CONTINGENCIES

     The Company is a defendant in various lawsuits resulting from disputes arising in the day-to-day operations wherein insignificant amounts are claimed and the outcomes are presently uncertain. Based upon information currently available, in the opinion of management, these claims should not result in judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition.

     A subsidiary of the Company (TCM) has filed for Chapter 7 Bankruptcy during August 1995. As discussed in Note 1, TCM's commitments and obligations are not included in the accompanying financial statements as of March 31, 1996. Management believes that the Company will not be responsible for TCM's commitments or any potential outstanding liabilities that may arise.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    For the years
                                                   ended March 31,
                                                 -------------------
                                                   1996       1995
                                                 --------   --------
     Interest paid . . . . . . . . . . . . . . . $452,993   $292,232
                                                 --------   --------

     Federal income taxes paid . . . . . . . . . $      -   $ 44,627
                                                 --------   --------

                              INTILE DESIGNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended March 31, 1995, non-cash financial and investing activities were as follows:

        Non cash assets and liabilities acquired
          through business combination of TCM. . . . . . . .  $1,304,544

        Conversion of subordinated debt to
          common stock . . . . . . . . . . . . . . . . . . .  $  650,000