Form 10QSB
period 1996-06-30
INTILE DESIGNS INC
filed 1996-08-14
CIK 890286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from........to........
                        Commission file number 33-49854-A

                              INTILE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                              13-3625325
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                          9716 OLD KATY ROAD, SUITE 110
                              HOUSTON, TEXAS  77055
                    (Address of principal executive offices)

                                 (713) 468-8400
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X... No....

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 1996 was 2,799,671.

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Intile Designs, Inc. and subsidiaries (the Company) and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1996. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

                             INTILE DESIGNS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                   ----------    -----------
                    ASSETS
Current assets:
   Cash                                            $  115,280    $    69,778
   Accounts receivable, net of allowance for
    doubtful accounts of $173,546 and $134,607      1,742,352      1,564,174
   Inventory                                        8,149,962      8,447,237
   Prepaid expenses and other assets                  172,437        137,471
                                                  -----------    -----------
      Total current assets                         10,180,031     10,218,660
Property and equipment, net                           515,199        556,665
Other assets                                          222,543        216,256
                                                  -----------    -----------
      Total assets                                $10,917,773    $10,991,581
                                                  -----------    -----------
                                                  -----------    -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable               $ 5,898,431    $ 5,953,907
   Accounts payable                                 2,863,180      3,163,884
   Accrued expenses and other liabilities             333,397        281,658
                                                  -----------    -----------
      Total current liabilities                     9,095,008      9,399,449
Other noncurrent liabilities                          103,758        103,758
                                                  -----------    -----------

   Total liabilities                                9,198,766      9,503,207
                                                  -----------    -----------
Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000
    shares authorized, 2,799,671 shares
    issued and outstanding                                560            560
   Additional paid-in capital                       4,717,420      4,717,420
   Retained earnings (deficit)                     (2,998,973)    (3,229,606)
                                                  -----------    -----------
      Total stockholders' equity                    1,719,007      1,488,374
                                                  -----------    -----------
Commitments and contingencies
                                                  -----------    -----------

      Total liabilities and stockholders' equity  $10,917,773    $10,991,581
                                                  -----------    -----------
                                                  -----------    -----------

                              INTILE DESIGNS, INC.


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                          THREE MONTHS ENDED
                                               JUNE 30,
                                       -------------------------
                                          1996           1995
                                       ----------    -----------
Sales                                  $5,159,077    $ 5,900,349
Cost of goods sold                      3,006,767      3,460,340
                                       ----------    -----------
Gross profit                            2,152,310      2,440,009
Selling and administrative expenses     1,792,346      2,232,519
                                       ----------    -----------
Income (loss) from operations             359,964        207,490
                                       ----------    -----------
Other income (expense):
   Equity in losses of investee                 -     (2,178,011)
   Interest expense                      (131,356)      (114,806)
   Other income                             2,025          1,408
                                       ----------    -----------
Income (loss) before income taxes         230,633     (2,083,919)
Provision for income taxes                      -        (80,000)
                                       ----------    -----------

Net income (loss)                      $  230,633    $(2,003,919)
                                       ----------    -----------
                                       ----------    -----------

Earnings (loss) per share              $      .08    $      (.65)
                                       ----------    -----------
                                       ----------    -----------

Weighted average shares outstanding     2,799,953      3,071,288
                                       ----------    -----------
                                       ----------    -----------

                            INTILE DESIGNS, INC.

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED MARCH 31, 1996 AND THE THREE MONTHS ENDED JUNE 30, 1996
                                (UNAUDITED)

                                                                             RETAINED
                                          SHARES      COMMON     PAID-IN      EARNINGS
                                        OUTSTANDING   STOCK      CAPITAL     (DEFICIT)        TOTAL
                                        -----------   ------   ----------   -----------   ----------
Balance, March 31, 1995                  2,746,129     $549    $4,695,705   $ 1,017,231   $ 5,713,485

Additional issuance costs relating to
 issuance of common stock to acquire
 TCM Holdings                                    -        -       (68,644)            -       (68,644)
Exercise of stock options                   35,239        7        56,685             -        56,692
Issuance of common stock                    18,303        4        33,674             -        33,678
Net loss                                         -        -             -    (4,246,837)   (4,246,837)
                                         ---------     ----    ----------   -----------   -----------

Balance, March 31, 1996                  2,799,671      560     4,717,420    (3,229,606)    1,488,374

Net income                                       -        -             -       230,633       230,633
                                         ---------     ----    ----------   -----------   -----------

Balance, June 30, 1996                   2,799,671     $560    $4,717,420   $(2,998,973)  $ 1,719,007
                                         ---------     ----    ----------   -----------   -----------
                                         ---------     ----    ----------   -----------   -----------

                            INTILE DESIGNS, INC.


               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                           THREE MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                     ------------------------
                                                       1996           1995
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:-
   Net income (loss)                                 $ 230,633    $(2,003,919)
   Adjustments:
      Depreciation and amortization                     45,138         44,680
      Bad debt expense                                  43,198         38,558
      Equity in loss of investee                             -      2,178,011
      Changes in assets and liabilities               (208,032)       112,429
                                                     ---------      ---------
            Net cash provided by operating
             activities                                110,937        369,759
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                (1,310)      (107,885)
   Change in other assets and liabilities               (8,649)       (15,471)
                                                     ---------      ---------
            Net cash used by investing activities       (9,959)      (123,356)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                   -         11,329
   Expenses on sale of stock                                 -        (45,126)
   Payments on debt                                    (55,476              -
                                                     ---------      ---------
            Net cash used by financing activities      (55,476)       (33,797)
                                                     ---------      ---------
Net increase in cash and cash equivalents               45,502        212,606
Cash and cash equivalents:
   Beginning of period                                  69,778        224,432
                                                     ---------      ---------

   End of period                                     $ 115,280      $ 437,038
                                                     ---------      ---------
                                                     ---------      ---------

                              INTILE DESIGNS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is a direct importer and distributor of ceramic tile, marble and related home design products. The Company also retails these items through its various divisions and subsidiaries.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Intile Designs, Inc. and its wholly-owned subsidiaries, except those where control is deemed to be temporary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Form 10-QSB, previously filed for the three months ended June 30, 1995 included TCM Holdings as a consolidated subsidiary, however since the Form 10-QSB for the period ending June 30, 1996 does not include TCM as a consolidated, the period ended June 30, 1995 has been restated to provide more comparable information with the results of TCM included on any equity basis.

EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding, including stock options which have a dilutive effect.

NOTE 2 - BUSINESS COMBINATIONS AND CLOSURE:

Effective November 2, 1994, the Company acquired substantially all of the assets of International Tile & Supply Corp. (International). The Company, through its wholly owned subsidiary, Intile Designs of Los Angeles, Inc., purchased the assets of International by payment of cash at closing of $1,050,000 and the assumption of liabilities totaling $609,265.

Additionally, the Company agreed to pay to the allowed general unsecured creditors of International an amount equal to 10% of the net profits generated from the operations of the business acquired for a period of four years after the closing, with the maximum payments in aggregate totaling $100,000. The funding of the cash at closing was accomplished through a private placement of debt totaling $1,000,000. The Company issued a $650,000 convertible subordinated note and a $350,000 short-term bridge note to Retail Associates Management Company, L.P. (RAMCO). The transaction has been accounted for by the Company as a purchase and, accordingly, results of International have been included in the statement of income since November 2, 1994.

Effective February 21, 1995, the Company acquired 100% of the common stock of TCM Holdings Corporation (TCM). The Company acquired the stock of TCM from Retail Associates Management Company, Inc. in exchange for 322,138 shares of the Company's common stock. The agreement provides for 120,000 shares to be placed in escrow for subsequent distribution after the final price adjustment is determined in accordance with the provisions of the agreement. The Company currently estimates that all of the shares in escrow will be returned to the Company.

In conjunction with the acquisition of TCM, RAMCO converted its $650,000 convertible subordinated note into 100,000 shares of the Company's common stock. The transaction has been accounted for by the Company as a purchase and, accordingly, operating results of TCM have been included in the accompanying statement of income since February 21, 1995.

Due to recurring losses at TCM, TCM's management closed the retail operations effective August 3, 1995. The Company recorded a charge against income from the closure of TCM of approximately $1,865,000 in the quarter ended June 30, 1995.

Prior to the Company's acquisition of TCM, TCM had confirmed a Chapter 11 Plan of Reorganization in December 1994. Pursuant to the terms of the plan, all property was to vest in the reorganized entity emerging from bankruptcy. The bankruptcy estate of TCM remains in existence until the case is closed. In October 1995, the U.S. Trustee petitioned the bankruptcy court to convert TCM's Chapter 11 to a Chapter 7 case of the U.S. Bankruptcy Code. On November 7, 1995, the U.S. Bankruptcy Court District of Massachusetts, Eastern Division ruled in favor of the motion, finding that there had been a material default by TCM with respect to the confirmed Plan of Reorganization and converted the case (#94-10762-WCH). A Chapter 7 Trustee was appointed by the U.S. Trustee.

The Company believes that the liquidation value of the assets of TCM, as the reorganized entity, will be less than the value of the recorded liens against such assets, of which the Company is the primary lienholder. Accordingly, the Company anticipates that the unsecured creditors under the confirmed plan, or otherwise, will not receive any proceeds from the Chapter 7 liquidation. Management believes that, as a result of the liquidation, the Company will recover some previously recognized losses since certain liabilities which have been previously recorded are not anticipated to be paid by TCM's bankruptcy estate. No amount of the anticipated recovery has been included in the Company's financial statements.

Also, effective February 21, 1995, the Company acquired substantially all of the assets of the Orlando showroom of P&M Tile Inc. (P&M). The Company acquired Orlando by a cash payment of $140,114 at closing and issuance of a noninterest-bearing note to P&M for $257,518 due in six equal installments through August 21, 1995.

The transaction has been accounted for by the Company as a purchase and, accordingly, operating results of Orlando have been included in the accompanying statement of income since February 21, 1995.

NOTE 3 - SUBSEQUENT EVENTS:

On July 26, 1996, the Board of Directors approved subject to obtaining majority approval of the stockholders, a one-for-two reverse stock split. The stockholders subsequently approved the action on August 5, 1996. Shareholders will receive one new share of the Company's common stock for each two shares that they hold currently. All references to shares in this Form 10-QSB have been adjusted to reflect the reverse split.

On July 31, 1996, the Company entered into a Placement Agent Agreement with Coleman and Company Securities, Inc. (Coleman), subject to the Company obtaining the approval discussed above, which provides for Coleman to sell to private investors up to $1,600,000 of Notes. These Notes which mature in August 1999 are subordinated to the Company's line of credit with a bank, are convertible into the Company's common stock and bear interest at twelve (12) percent for the first six months. The interest rate increases two (2) percent each six months up to a maximum of 18%. The conversion rights are exercisable at $1.50 per share or 50% of any public offering price. Additionally, the holders will be issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and Coleman will be issued warrants to purchase up to 80,000 shares at the same price. Coleman receives for its services a fee of 10% of the proceeds of the placement and an expense reimbursement of 3% of the proceeds of the placement. Ehud D. Laska, a Director of the Company is the Chairman of Coleman.

On August 13, 1996, the Company obtained 1) approval to complete the above noted transactions and 2) a forbearance agreement from its primary lending bank. The forbearance provides for a restructuring of the covenants of which the Company has been in non-monetary violation, requires the Company to remit $1,000,000 to the bank from the proceeds of the above discussed convertible subordinated debt, provides for additional borrowings up to $300,000 for standby letters of credit, requires additional payments on principal of $200,000 by December 1, 1996 and increases the interest rate to 2 1/2% above prime rate. The forbearance covers the term through the maturity date of January 20, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The discussion which follows summarizes the Company's financial position at June 30, 1996 and the results of its operations for the three-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-QSB and the financial statements, notes thereto and other financial data included in the Company's Form 10-KSB for the year ended March 31, 1996.

GENERAL

Intile Designs, Inc. (the Company) is a direct importer, retailer and distributor of ceramic tile, marble and related home design products. Operating revenue is generated by the retail and wholesale sale of these products. The Company has thirteen (13) showroom/warehouse facilities and three (3) retail showrooms in seven states. The showrooms are located in Houston (2), Dallas, Austin, The Woodlands, Webster and Corpus Christi, Texas; Atlanta, Georgia; Orlando, Florida; Boston, Massachusetts; Phoenix, Arizona; Anaheim, Northridge, Los Angeles (2), California and Denver, Colorado.

The Company seeks to expand its operations through acquisitions of companies with existing retail stores financed through an influx of capital from both private and secondary equity markets.

BUSINESS COMBINATIONS

INTERNATIONAL TILE & SUPPLY CORPORATION: In November 1994, the Company acquired substantially all of the assets of International Tile & Supply (International), a 40 year old tile retailer located in Los Angeles, California. The company paid approximately $1,350,000, which was the fair value of the assets acquired. The acquisition was structured as a cash purchase.

International was a significant acquisition to Intile in that the assets acquired (approximately $1,537,000) represented approximately 17.7% of Intile's assets (15.8% of combined total), while the revenues for the previous fiscal year for International (approximately $4,797,000) were 39.5% of Intile's for its last fiscal year. Although the previous year's net loss for International was significant (approximately $243,000), this was not indicative of the normal profit since International was in bankruptcy during this period and could not take advantage of purchasing volume, had to purchase on a cash basis and incurred significant additional expenses related to the bankruptcy process.

TCM HOLDINGS CORPORATION: In February 1995, the Company acquired 100% of the common stock of TCM Holdings Corporation, a Massachusetts corporation which had been a debtor in possession in a bankruptcy filing in Massachusetts since February 1994 until a plan was approved in December 1994. The Company acquired the stock of TCM in exchange for 322,138 of the Company's common stock. Due to recurring losses, the Company closed the retail operations of TCM in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

Effective January 1995, the Company negotiated a new line of credit with a new bank which increased the Company's borrowing capacity to $6,000,000. Other significant changes to the terms include removal of any ceiling on inventory availability for the borrowing base and limitation of $1,000,000 on the personal guaranty of C. William

Cox. Under the existing agreement, borrowings exceeded the borrowing base by approximately $952,000 at June 30, 1996. The Company has been in non-monetary default throughout the quarter, but has reached agreement on terms of a forbearance by the bank which will allow the Company to return to compliance under restructured covenants (see Note 3).

The Company has been able through operating cash flow to reduce the significance of its inability to meet vendor obligations in a timely manner. Although the Company is not current with all of its vendors, it has reached a position whereby the flow of product is orderly and able to meet current demand. The funds which are to be obtained through the private placement of debt (see Note 3) should relieve any remaining problems with vendors and allow the Company to issue some standby letters of credit which is the predominant payment method for purchasing swimming pool tile from Japan. Management continues to pursue other structures which could provide additional relief from working capital constraints such as sale of stock in the market place through an underwriting and/or refinancing of the bank debt. Although Management remains optimistic that one or all of these transactions will be successfully completed, there is no assurance that these transactions will be successful.

Borrowings under the line of credit with a bank remained $5,780,000 at June 30, 1996. Cash provided by operations during the three months ended June 30, 1996 was approximately $111,000 and approximately $370,000 for the three months ended June 30, 1995. This decrease in cash provided by operations is due primarily to the build up of accounts receivable ( approximately $180,000 while inventory and vendors' payables decreased each decreased by about $300,000. Cash used by investing activities decreased from approximately $242,000 for the three months ended June 30, 1995 to approximately $10,000 for the three months ended June 30, 1996. This significant decrease was due to the use of funds to purchase certain fixed assets at the new locations in The Woodlands, Texas and at International Tile in Los Angeles during the three months ended June 30, 1995. Cash flow used in financing activities changed very little (only increased about $22,000) between the two periods. The three months ended June 30, 1996 produced a net increase in cash of approximately $45,000 as compared to the three months ended June 30, 1995 when approximately $213,000 of cash increase was produced. The decrease in amount of cash provided is primarily due to a build up of accounts receivable at June 30, 1996 while vendors' payables were increasing more significantly during the three months ended June 30, 1995.

RESULTS OF OPERATIONS

The Company reported net income of approximately $230,000 for the three months ended June 30 1996, as compared to a net loss of approximately $2,004,000 for the same period of the prior year. The change from a loss to a profit is due to the closing of TCM Holdings which produced an operating loss of $315,000 and a loss from closure of $1,865,000 during the three months ended June 30, 1995.

Sales decreased approximately $740,000 (12.6%) for the three-month period ending June 30, 1996, when compared to the same period of last year, while costs of goods sold decreased approximately $454,000 (13.1%) for the same period. As a result, the Company's gross profit during the three months ended June 30, 1996 was approximately $2,152,000 (41.7%) as compared to approximately $2,440,000 (41.4%) during the three months ended June 30, 1995. The decrease in revenues is primarily caused by the continued softness in the building construction industry in the West Region of the Company (down approximately $685,000 during the quarter). The decrease in gross profit is again attributable to the decrease in revenues from the Company's West Region which offset the slight increase (.3%) in gross profit percentage.

Selling and administrative expenses decreased approximately $440,000 (19.7%) for the three-month period ending June 30, 1996, when compared to the same period of last year, primarily as a result of downsizing the International operation ($240,000), consolidation of one Houston location into the central warehouse ($125,000) and general reductions due to a smaller company with TCM closed.

Income from operations increased from approximately $207,000 for the three month period ended June 30, 1995 to approximately $360,000 (a net increase of $153,000 or 73.9%) due to the greater reduction of operating costs offsetting the reduced gross profit from lower revenues. Other expense was down significantly due to the lack of losses from TCM as compared to last year for the three months ended June 30, 1995 when the Company recorded losses of approximately $2,178,000. This is slightly offset by increased interest expense of approximately $17,000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits - Exhibit 27

        (b)  Reports on Form 8-K - None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    INTILE DESIGNS, INC.
                                    (Registrant)


Date: August 13, 1996                /s/  C. William Cox
                                     --------------------------------------
                                          C. William Cox
                                             President


                                     /s/  James C. Hazlewood
                                     --------------------------------------
                                          James C. Hazlewood
                                        Chief Financial Officer