Form 10-K/A
period 1996-03-31
INTILE DESIGNS INC
filed 1996-09-04
CIK 890286

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A

(Mark One)
  X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

- -----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ...... to ......
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

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to filing requirements for the past 90 days.  Yes ...X...No....

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 1996 was 2,799,671.

                            PART I - FINANCIAL INFORMATION

None

                             PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -
         27 - Financial Data Schedule

    (b) Reports on Form 8-K - None

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       Intile Designs, Inc.
                                       --------------------
                                       (Registrant)


Date:  September 3, 1996               s/ C. William Cox
                                       --------------------
                                       C. William Cox
                                       President


                                       s/ James C. Hazlewood
                                       ---------------------
                                       James C. Hazlewood
                                       Chief Financial Officer