Form 10QSB
period 1996-09-30
INTILE DESIGNS INC
filed 1996-11-19
CIK 890286

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-QSB

(Mark One)
  X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                          OR

 ---               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X...No....

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.0001 per share, outstanding as of November 19, 1996 was 2,806,711.

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Intile Designs, Inc. and subsidiaries (the Company) and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1996. Operating results for the six-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

                                 INTILE DESIGNS, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                     September 30,   March 31,
                                                         1996          1996
                                                         ----          ----
                    ASSETS
                    ------
Current assets:
    Cash                                              $   204,257   $    69,778
    Accounts receivable, net of allowance for
     doubtful accounts of $176,169 and $134,602         1,662,059     1,564,174
    Inventory                                           8,493,651     8,447,237
    Prepaid expenses and other assets                     238,082       137,471
                                                      -----------   -----------
         Total current assets                          10,598,049    10,218,660

Property and equipment, net                               662,296       556,665

Other assets                                              442,058       216,256
                                                      -----------   -----------
         Total assets                                 $11,702,403   $10,991,581
                                                      -----------   -----------
                                                      -----------   -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Current portion of notes payable                  $ 4,965,521   $ 5,953,907
    Accounts payable                                    2,811,163     3,163,884
    Accrued expenses and other liabilities                321,094       281,658
                                                      -----------   -----------
         Total current liabilities                      8,097,778     9,399,449

Noncurrent portion of notes payable                     1,781,002           -

Other noncurrent liabilities                              103,758       103,758
                                                      -----------   -----------
    Total liabilities                                   9,982,538     9,503,207
                                                      -----------   -----------
Stockholders' equity:
    Common stock, $.0001 par value, 10,000,000
     shares authorized, 2,806,711 shares
     issued and outstanding                                   281           560
    Additional paid-in capital                          4,722,767     4,717,420
    Retained earnings (deficit)                        (3,003,183)   (3,229,606)
                                                      -----------   -----------
         Total stockholders' equity                     1,719,865     1,488,374
                                                      -----------   -----------
Commitments and contingencies                                 -             -

         Total liabilities and stockholders' equity   $11,702,403   $10,991,581
                                                      -----------   -----------
                                                      -----------   -----------

                                 INTILE DESIGNS, INC.


                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)

                                       QUARTER ENDED            TWO QUARTERS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                       -------------               -------------

                                      1996        1995           1996         1995
                                      ----        ----           ----         ----
Sales                              $4,216,305   $5,345,729    $9,375,382   $11,246,078
Cost of goods sold                  2,342,431    3,324,062     5,349,198     6,784,402
                                   ----------   ----------    ----------   -----------
Gross profit                        1,873,874    2,021,667     4,026,184     4,461,676
Selling and administrative
 expenses                           1,734,135    2,022,864     3,526,481     4,279,383
                                   ----------   ----------    ----------   -----------
Income (loss) from operations         139,739       (1,197)      499,703       182,293
Other income (expense):
    Equity in losses of investee           -      (390,994)           -     (2,569,128)
    Interest expense                 (147,516)    (114,923)     (278,872)     (205,729)
    Other income                        3,567        2,714         5,592         4,425
                                   ----------   ----------    ----------   -----------
Income (loss) before income taxes      (4,210)    (504,400)      226,423    (2,588,319)
Provision for income taxes                 -            -             -        (80,000)
                                   ----------   ----------    ----------   -----------
Net income (loss)                  $   (4,210)  $ (504,400)   $  226,423   $(2,508,319)
                                   ----------   ----------    ----------   -----------
                                   ----------   ----------    ----------   -----------

Earnings (Loss) per share          $     (.00)  $     (.18)   $      .07   $      (.91)
                                   ----------   ----------    ----------   -----------
                                   ----------   ----------    ----------   -----------

Weighted average shares
 outstanding                        2,943,191    2,768,621     3,085,151     2,757,871
                                   ----------   ----------    ----------   -----------
                                   ----------   ----------    ----------   -----------

                                 INTILE DESIGNS, INC.


               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED MARCH 31, 1996 AND THE TWO QUARTERS ENDED SEPTEMBER 30, 1996
                                     (UNAUDITED)

                                               Shares        Common      Paid-in           Retained
                                            outstanding      stock       capital      earnings (deficit)        Total
                                            -----------      -----       -------      ------------------        -----
Balance, March 31, 1995                      2,746,129       $274      $4,695,980         $ 1,017,231        $ 5,713,485

Additional issuance costs relating to
   issuance of common stock to acquire
   TCM Holdings                                     -          -         (68,644)                  -             (68,644)
Exercise of stock options                       35,239          4          56,688                  -              56,692
Issuance of common stock                        18,303          2          33,676                  -              33,678
Net loss                                            -          -               -           (4,246,837)        (4,246,837)
                                             ---------       ----      ----------         -----------         ----------
Balance, March 31, 1996                      2,799,671        280       4,717,700          (3,229,606)         1,488,374


Issuance of common stock                         7,040          1           5,067                  -               5,068
Net income                                          -          -               -              226,423            226,423
                                             ---------       ----      ----------         -----------         ----------
Balance, September 30, 1996                  2,806,711       $281      $4,722,767         $(3,003,183)        $1,719,865
                                             ---------       ----      ----------         -----------         ----------
                                             ---------       ----      ----------         -----------         ----------

                                 INTILE DESIGNS, INC.


                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



                                                       Two Quarters ended
                                                          September 30,
                                                          -------------
                                                          1996      1995
                                                          ----      ----

Cash flows from operating activities:-
    Net income (loss)                          $    226,423        $(2,508,319)
    Adjustments:
         Depreciation and amortization               91,559            102,450
         Bad debt expense                            78,072             77,147
         Equity in loss of investee                       -          1,865,751
         Changes in assets and liabilities         (636,271)           443,021
                                                -----------        -----------
              Net cash used by operating
                activities                         (240,217)           (19,950)
                                                -----------        -----------
Cash flows from investing activities:
    Purchase of equipment                          (186,093)           (91,759)
    Change in other assets and liabilities         (236,894)           (81,887)
                                                -----------        -----------
              Net cash used by investing
                activities                         (422,987)          (173,646)
                                                -----------        -----------
Cash flows from financing activities:
    Proceeds from borrowings                      1,863,606             47,300
    Proceeds from sale of stock                       5,068                  -
    Expenses on sale of stock                             -             41,094
    Payments on debt                             (1,070,991)                 -
                                                -----------        -----------
              Net cash provided by
                financing activities                797,683             88,394
                                                -----------        -----------
Net increase in cash and cash equivalents           134,479           (105,202)
Cash and cash equivalents:
    Beginning of period                              69,778            224,432
                                                -----------        -----------
    End of period                               $   204,257        $   119,230
                                                -----------        -----------
                                                -----------        -----------

                              INTILE DESIGNS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)




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

Form 10-QSB previously filed for the six months ended September 30, 1995 included TCM Holdings as a consolidated subsidiary. Form 10-QSB for the current period ended September 30, 1996 includes the results of operations of TCM on the equity basis since control is deemed to be temporary, therefore, the financial statements for the six months ended September 30, 1995 have also been restated to report TCM on the equity basis.

EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding, including stock options and warrants which have a dilutive effect.


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

Due to recurring losses at TCM, TCM's management closed the retail operations effective August 3, 1995. The Company recorded a charge against earnings from the closure of TCM of approximately $1,865,000 in the two quarters ended September 30, 1995.

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

Also, effective February 21, 1995, the Company acquired substantially all of the assets of the Orlando showroom (Orlando) of P&M Tile Inc. (P&M). The Company acquired Orlando by a cash payment of $140,114 at closing and issuance of a noninterest-bearing note to P&M for $257,518 which was paid in full during the year ended March 31, 1996.

The transaction has been accounted for by the Company as a purchase and, accordingly, operating results of Orlando have been included in the accompanying statement of income since February 21, 1995.

NOTE 3 - CAPITALIZATION:

On August 5, 1996, the Board of Directors approved a one-for-two reverse stock split. Shareholders received one new share of the Company's common stock for each two shares they then held. All references and related calculations to shares in this Form 10-QSB have been adjusted to reflect the reverse split.

On August 13, 1996, the Company obtained 1) approval to complete the above noted transactions and 2) a forbearance agreement from its primary lending bank. The forbearance agreement, signed September 24, 1996, restructured the covenants of which the Company was not in compliance, required the Company to remit $1,000,000 to the bank from the proceeds of the above discussed convertible subordinated debt, provides for additional borrowings up to $300,000 for standby letters of credit, requires additional payments on principal of $200,000 by December 1, 1996 and increases the interest rate to 2 1/2% above prime rate. The forbearance covers the term through the maturity date of January 20, 1997.

On August 23, 1996, the Company, through a Placement Agent Agreement with Coleman and Company Securities, Inc. (Coleman), sold to private investors $1,600,000 of Notes of which Mr. C. William Cox, President of the Company, purchased $100,000 of the Notes. These Notes which mature on July 31, 1999 are subordinated to the Company's line of credit with a bank, are convertible into the Company's common stock and bear interest at twelve (12) percent for the first six months. The interest rate increases two (2) percent each six months up to a maximum of 18%. The conversion rights are exercisable at $1.50 per share or 50% of any public offering price. Additionally, the holders were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and Coleman was issued warrants to purchase up to 80,000 shares at the same price. Coleman received for its services a fee of 10% of the proceeds of the placement and an expense reimbursement of 3% of the proceeds of the placement. Total costs of the placement were approximately $223,000 and the Company netted proceeds in the amount of $1,377,000. Ehud D. Laska, a Director of the Company is the Chairman of Coleman.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The discussion which follows summarizes the Company's financial position at September 30, 1996 and the results of its operations for the six-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-QSB and the financial statements, notes thereto and other financial data included in the Company's Form 10-KSB for the year ended March 31, 1996.

GENERAL

Intile Designs, Inc. (the Company) is a direct importer, retailer and distributor of ceramic tile, marble and related home design products. Operating revenue is generated by the retail and wholesale sale of these products. The Company has twelve (12) showroom/warehouse facilities and three (3) retail showrooms in seven states. The showrooms are located in Houston (2), Dallas, Austin, The Woodlands, Webster and Corpus Christi, Texas; Atlanta, Georgia; Orlando, Florida; Phoenix, Arizona; Anaheim, Northridge, Los Angeles (2), California and Denver, Colorado.

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

LIQUIDITY AND CAPITAL RESOURCES

Effective January 1995, the Company negotiated a new line of credit with a new bank which increased the Company's borrowing capacity to $6,000,000. Other significant changes to the terms include removal of any ceiling on inventory availability for the borrowing base and limitation of $1,000,000 on the personal guaranty of C. William Cox. Under the existing agreement, borrowings exceeded the borrowing base by approximately $34,039 at September 30, 1996, down from $952,000 at June 30, 1996. Although in non-monetary default during, the Company has reached obtained forbearance from the bank which has allowed the Company to return to compliance under restructured covenants (see Note 3).

Positive cash flow in the quarter has enabled the Company to improve the timeliness of meeting vendor obligations. Although the Company is not current with all of its vendors, it has reached a position whereby the flow of product is orderly and able to meet current demand. Funds obtained through the private placement of debt (see Note 3) have helped alleviate problems with vendors. Standby letters of credit have been issued on a limited basis. Management is continuing its pursuit of additional financing from equity and debt sources. Although Management is optimistic, there is no assurance that these efforts will be successful.

Borrowings under the line of credit with a bank remained $4,780,000 at September 30, 1996. The company's cash position for the six month period ending September 30, 1996 increased $134,000 compared to a decrease of $105,000 for the comparable period ending September 30, 1995. The increase is due in part to net cash provided by financing activities of $798,000 and cash flow from operations of $396,000, offset by cash used for increases of $175,000 in accounts receivable, increases of $46,000 in inventory, increases in property and equipment and other assets of $423,000, and reductions of $353,000 of vendor accounts payable.

RESULTS OF OPERATIONS

The Company reported a net loss of $4,210 for the quarter and net income of $226,423 for the six month period ending September 30, 1996, as compared to a net loss of approximately $504,400 and $2,508,000 for the comparable period ending September 30, 1995. The improvement is attributable to a return to profitable operations compared to the significant losses reported in conjunction with the closure of TCM Holdings (see Note 2).

Sales decreased approximately 21.1% from $5,345,729 to $4,216,305 for the three-month period ending September 30, 1996, when compared to the same quarter of last year, while costs of goods sold decreased approximately 29.5% from $3,324,062 to $2,342,431 for the same period. As a result, the Company's gross profit during the three months ended September 30, 1996 was $1,873,874 (44.4%) as compared to $2,021,667 (37.8%) during the three months ended September 30, 1995. The decrease in revenues is primarily caused by the continued softness in the building construction industry in the West Region of the Company. Revenues in the West Region have decreased approximately $927,000 and $1,614,000 for the quarter and two quarters ended September 30, 1996 respectively. The decrease in gross profit is likewise attributable to the decrease in revenues from the Company's West Region. Profit margins improved 17.5% due in part to increased sales to custom homebuilders and reductions in cost of materials through improved purchasing economies of scale.

Selling and administrative expenses decreased approximately $288,700 (14.3%) for the three-month period ending September 30, 1996, when compared to the same period of last year, primarily as a result of downsizing the International Tile operation ($181,000), consolidation of one Houston location into the central warehouse ($103,000) and general reductions due to a smaller company with TCM closed.

Income from operations increased approximately $140,900 for the quarter and $317,410 for the six month period ending September 30, 1996 due to the greater reduction of operating costs offsetting the reduced gross profit from lower revenues. Other expense was down $288,700 for the quarter and $752,900 for the six month period ending September 30, 1996 due to the overall reduction in selling, general and administrative expenses.

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



                                        INTILE DESIGNS, INC.
                                        -----------------------------
                                        (Registrant)




                                        /s/ C. WILLIAM COX
Date:  November 19, 1996                -----------------------------
                                        C. William Cox
                                        President
                                        (Chief Financial and
                                        Accounting Officer)