Form 10QSB
period 1996-12-31
INTILE DESIGNS INC
filed 1997-02-20
CIK 890286

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(Mark one)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                      OR

    ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________to________
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.0001 per share, outstanding as of February 19, 1997 was 2,806,711.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Intile Designs, Inc. and subsidiaries (the Company) and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
Form 10-KSB for the year ended March 31, 1996. Operating results for the nine-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

                                 INTILE DESIGNS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                       December 31,     March 31,
                                                           1996           1996
                                                           ----           ----
                   Assets
                   ------
Current assets:
 Cash                                                 $   166,984    $    69,778
 Accounts receivable, net of allowance for doubtful
 accounts of $205,869 and $134,602                      1,260,086      1,564,174
 Inventory                                              8,446,475      8,447,237
 Prepaid expenses and other assets                        309,373        137,471
                                                      -----------    -----------
    Total current assets                               10,182,918     10,218,660
Property and equipment, net                               653,499        556,665
Other assets                                              442,741        216,256
                                                      -----------    -----------
    Total assets                                      $11,279,158    $10,991,581
                                                      -----------    -----------
                                                      -----------    -----------
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
 Current portion of notes payable                    $  4,971,455   $  5,953,907
 Accounts payable                                       2,907,045      3,163,884
 Accrued expenses and other liabilities                   414,945        281,658
                                                      -----------    -----------
    Total current liabilities                           8,293,445      9,399,449

Noncurrent portion of notes payable                     1,773,273            -
Other noncurrent liabilities                              103,758        103,758
                                                      -----------    -----------
 Total liabilities                                     10,170,476      9,503,207
                                                      -----------    -----------
Stockholders' equity:
 Common stock, $.0001 par value, 10,000,000
 shares authorized, 2,806,711 shares
 issued and outstanding                                       281            280
 Additional paid-in capital                             4,722,767      4,717,700
 Retained earnings (deficit)                           (3,614,366)    (3,229,606)
                                                      -----------    -----------
    Total stockholders' equity                          1,108,682      1,488,374
                                                      -----------    -----------
Commitments and contingencies                                 -              -

    Total liabilities and stockholders' equity        $11,279,158    $10,991,581
                                                      -----------    -----------
                                                      -----------    -----------

   (The accompanying notes are an integral part of these financial statements)

                                 INTILE DESIGNS, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)

                                                 Quarter Ended            Three Quarters Ended
                                                  December 31,                December 31,
                                                 -------------            --------------------

                                             1996          1995           1996           1995
                                             ----          ----           ----           ----
Sales                                  $  3,543,476   $  3,877,841   $ 12,918,854   $ 15,123,774
Cost of goods sold                        2,268,736      2,441,256      7,617,936      9,225,516
                                         ----------    -----------    -----------    -----------
Gross profit                              1,274,740      1,436,585      5,300,918      5,898,258
Selling and administrative
 expenses                                 1,705,094      1,889,376      5,231,580      6,166,977
                                         ----------    -----------    -----------    -----------
Income (loss) from operations              (430,354)      (452,791)        69,338       (268,719)
Other income (expense):
  Equity in losses of investee                 ----        (28,000)          ----     (2,597,005)
  Interest expense                         (201,722)      (128,740)      (480,594)      (334,466)
  Other income                               20,906           ----         26,496          2,340
                                         ----------    -----------    -----------    -----------
Loss before income taxes                   (611,170)      (609,531)      (384,760)    (3,197,850)
Provision for income taxes                        -              -              -        (80,000)
                                         ----------    -----------    -----------    -----------
Net loss                                   (611,170)   $  (609,531)   $  (384,760) $  (3,117,850)
                                         ----------    -----------    -----------    -----------
                                         ----------    -----------    -----------    -----------

Earnings (Loss) per share               $      (.22)   $      (.22)   $      (.14) $       (1.13)
                                         ----------    -----------    -----------    -----------
                                         ----------    -----------    -----------    -----------
Weighted average shares
 outstanding                              2,806,711      2,798,294      2,803,551      2,767,605
                                         ----------    -----------    -----------    -----------
                                         ----------    -----------    -----------    -----------

   (The accompanying notes are an integral part of these financial statements)

                              INTILE DESIGNS, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1996 AND THE THREE QUARTERS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


                                                  Shares     Common     Paid-in         Retained
                                               outstanding    stock     capital    earnings (deficit)      Total
                                               -----------   ------   ----------   ------------------   -----------
Balance, March 31, 1995                         2,746,129     $274    $4,695,980      $ 1,017,231       $ 5,713,485

Additional issuance costs relating to
  issuance of common stock to acquire
  TCM Holdings                                          -        -       (68,644)               -           (68,644)
Exercise of stock options                          35,239        4        56,688                -            56,692
Issuance of common stock                           18,303        2        33,676                -            33,678
Net loss                                                -        -             -       (4,246,837)       (4,246,837)
                                                ---------     ----    ----------      -----------       -----------

Balance, March 31, 1996                         2,799,671      280     4,717,700       (3,229,606)        1,488,374


Issuance of common stock                            7,040        1         5,067                -             5,068
Net income                                              -        -             -         (384,760)         (384,760)
                                                ---------     ----    ----------      -----------       -----------

Balance, December 31, 1996                      2,806,711     $281    $4,722,767      $(3,614,366)      $ 1,108,682
                                                ---------     ----    ----------      -----------       -----------
                                                ---------     ----    ----------      -----------       -----------


 (The accompanying notes are an integral part of these financial statements.)

                      INTILE DESIGNS, INC.

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)


                                                        Three Quarters ended
                                                            December 31,
                                                            ------------
                                                         1996          1995
                                                         ----          ----
Cash flows from operating activities:-
 Net loss                                            $  (384,760)  $ (3,117,850)
 Adjustments:
   Depreciation and amortization                         149,843        138,698
   Bad debt expense                                      101,521         98,982
   Equity in loss of investee                                  -      1,865,751
   Changes in assets and liabilities                     (95,596)       464,457
                                                     -----------   ------------
     Net cash used by operating activities              (228,992)      (549,962)
                                                     -----------   ------------
Cash flows from investing activities:
 Purchase of equipment                                  (214,105)       (71,695)
 Change in other assets and liabilities                 (259,057)      (144,576)
                                                     -----------   ------------
     Net cash used by investing activities              (473,162)      (216,271)
                                                     -----------   ------------
Cash flows from financing activities:
 Proceeds from borrowings                              1,923,219        648,346
 Proceeds from sale of stock                               5,068         21,725
 Payments on debt                                     (1,128,927)             -
                                                     -----------   ------------
     Net cash provided by financing activities           799,360        670,071
                                                     -----------   ------------
Net increase in cash and cash equivalents                 97,206        (96,162)
Cash and cash equivalents:
 Beginning of period                                      69,778        224,432
                                                     -----------   ------------
 End of period                                        $  166,984     $  128,270
                                                     -----------   ------------
                                                     -----------   ------------

  (The accompanying notes are an integral part of these financial statements)

                      INTILE DESIGNS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996
                          (UNAUDITED)

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

Form 10-QSB previously filed for the nine months ended December 31, 1995 included TCM Holdings ("TCM") as a consolidated subsidiary. Form 10-QSB for the current period ended December 31, 1996 includes the results of operations of TCM on the equity basis since control is deemed to be temporary, therefore, the financial statements for the nine months ended December 31, 1995 have also been restated to report TCM on the equity basis.

EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding, including stock options and warrants which have a dilutive effect.

NOTE 2 - BUSINESS COMBINATIONS AND CLOSURE:

Effective November 2, 1994, the Company acquired substantially all of the assets of International Tile & Supply Corp. ("International"). The Company, through its wholly owned subsidiary, Intile Designs of Los Angeles, Inc., purchased the assets of International by payment of cash at closing of $1,050,000 and the assumption of liabilities totaling $609,265.

Additionally, the Company agreed to pay to the allowed general unsecured creditors of International an amount equal to 10% of the net profits generated from the operations of the business acquired for a period of four years after the closing, with the maximum payments in aggregate totaling $100,000. The funding of the cash at closing was accomplished through a private placement of debt totaling $1,000,000. The Company issued a $650,000 convertible subordinated note and a $350,000 short-term bridge note to Retail Associates Management Company, L.P. ("RAMCO").
The transaction has been accounted for by the Company as a purchase and, accordingly, results of International have been included in the statement of income since November 2, 1994.

Due to recurring losses at International, its management closed all operations, including the three retail operations, effective January 24, 1997. The Company anticipates recording a charge against earnings from the closure of approximately $675,000 in the fourth quarter ending March 31, 1997. Although no determination has been made regarding the ultimate settlement of outstanding amounts owed suppliers and others by International,
 Management believes that International does not have sufficient assets to satisfy its indebtedness to unsecured creditors.

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

Due to recurring losses at TCM, TCM's management closed the retail operations effective August 3, 1995. The Company recorded a charge against earnings from the closure of TCM of approximately $1,865,000 in the three quarters ended December 31, 1995.

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

NOTE 3 - CAPITALIZATION:

On August 5, 1996, the Board of Directors recommended and a majority of shareholders approved a one-for-two reverse stock split. Shareholders received one new share of the Company's common stock for each two shares they then held. All references and related calculations to shares in this Form 10-QSB have been adjusted to reflect the reverse split.

On August 13, 1996, the Company obtained 1) approval to complete the above noted transactions and 2) a forbearance agreement from its primary lending bank. The forbearance agreement, signed September 24, 1996, restructured the covenants of which the Company was not in compliance, required the Company to remit $1,000,000 to the bank from the proceeds of the below discussed convertible subordinated debt, provides for additional borrowings up to $300,000 for standby letters of credit, requires additional payments on principal of $200,000 by December 1, 1996 and increases the interest rate to 2 1/2% above prime rate. The forbearance covers the term through the maturity date of January 20, 1997. As of the date of this filing, the forbearance has not been extended beyond the original expiration date and the Company is in arrears on a portion of the accrued interest payments. Management of the Company and the bank's lending officer's have been in discussions to establish an orderly process of curing the Company's default on this agreement. While no assurances can be given, management believes that the satisfaction of this obligation will ultimately be accomplished.

On August 23, 1996, the Company, through a Placement Agent Agreement with Coleman and Company Securities, Inc. (Coleman), sold to private investors $1,600,000 of Notes of which Mr. C. William Cox, President of the Company, purchased $100,000 of the Notes. These Notes which mature on July 31, 1999 are subordinated to the Company's line of credit with a bank, are convertible into the Company's common stock and bear interest at twelve (12) percent for the first six months. The interest rate increases two (2) percent each six months up to a maximum of 18%. The conversion rights are exercisable at $1.50 per share or 50% of any public offering price. Additionally, the holders were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and Coleman was issued warrants to purchase up to 80,000 shares at the same price. Coleman received for its services a fee of 10% of the proceeds of the placement and a non-accountable expense reimbursement of 3% of the proceeds of the placement. Total costs of the placement were approximately $223,000 and the Company netted proceeds in the amount of $1,377,000. Ehud D. Laska, a former Director of the Company is the Chairman of Coleman. Mr. Laska resigned as a Director effective January 20, 1997.

NOTE 4 - SUBSEQUENT EVENTS:

On January 31, 1997, the Company entered into a Placement Agent Agreement with Coleman and Company Securities, Inc. ("Coleman"), to act as its exclusive placement agent in connection with the "best efforts" sale by the Company of up to 47 Units (the "Units") at a price of $50,000 per Unit. Each Unit will consist of 150,000 shares of the Company's common stock, par value $0.0001 per share. The use of the Placement proceeds will be determined by agreement between the Company and Coleman. The Units will be offered by the Company through Coleman until February 28, 1997, unless extended to March 28, 1997. Coleman will receive for its services a fee of 10% of the proceeds of the placement and a non-accountable expense reimbursement of 3% of the proceeds. As of the date of this filing, seven (7) Units have been sold and the Company has received a portion of the proceeds in the amount of $304,500. Mr. Ehud D. Laska, a former Director of the Company is the Chairman of Coleman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

The discussion which follows summarizes the Company's financial position at December 31, 1996 and the results of its operations for the six-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-QSB and the financial statements, notes thereto and other financial data included in the Company's Form 10-KSB for the year ended March 31, 1996.

GENERAL

Intile Designs, Inc. (the Company) is a direct importer, retailer and distributor of ceramic tile, marble and related home design products. Operating revenue is generated by the retail and wholesale sale of these products. The Company has nine (9) showroom/warehouse facilities and three
(3) retail showrooms in seven states.  The showrooms are located in Houston
(2), Dallas, Austin, The Woodlands, Webster and Corpus Christi, Texas; Atlanta, Georgia; Orlando, Florida; Phoenix, Arizona; Anaheim, California and Denver, Colorado.

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

Due to recurring losses at International, its management closed all operations, including the three retail operations, effective January 20, 1997. The Company anticipates recording a charge against earnings from the closure of approximately $675,000 in the fourth quarter ending March 31, 1997. Although no determination has been made regarding the ultimate settlement of outstanding amounts owed suppliers and others by the Company, management believes that the Company does not have sufficient assets to satisfy its indebtedness to unsecured creditors.

TCM HOLDINGS CORPORATION: In February 1995, the Company acquired 100% of the common stock of TCM Holdings Corporation, a Massachusetts corporation which had been a debtor in possession in a bankruptcy filing in Massachusetts since February 1994 until a plan was approved in December 1994.The Company acquired the stock of TCM in exchange for 322,138 of the Company's common stock. Due to recurring losses, the Company closed the retail operations of TCM in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

Effective January 1995, the Company negotiated a new line of credit with a new bank which increased the Company's borrowing capacity to $6,000,000. Other significant changes to the terms include removal of any ceiling on inventory availability for the borrowing base and limitation of $1,000,000 on the personal guaranty of C. William Cox. Under the existing agreement, borrowings exceeded the borrowing base by approximately $271,104 at December 31, 1996, down from $952,000 at June 30, 1996. The Company obtained a forbearance from the bank to relieve its non-monetary default of certain covenants which allowed the Company to return to compliance under restructured covenants (see Note 3). However, the forbearance has not been extended beyond January 20, 1997, the original expiration date, and the Company is in arrears of a portion of the accrued interest payments. Management of the Company and the bank's lending officer's have been in discussions to establish an orderly process of curing the Company's default on this agreement. While no assurances can be given, management believes that the satisfaction of this obligation will ultimately be accomplished.

Proceeds from the Placement Agent Agreement (see NOTE 4 - Subsequent Events) has enabled the Company to maintain its payment schedule to meet vendor obligations. Although the Company is not current with all of its vendors, it continues to receive product in an orderly process and is able to meet current demand. Funds obtained through the private placement of debt (see
Note 3) have helped alleviate problems with vendors. Standby letters of credit have been issued on a limited basis. Management is continuing its pursuit of additional financing from equity and debt sources and Management believes that the proceeds from the Placement Agent Agreement, if successful, will enable the Company to satisfy its indebtedness to vendors and increase inventory in preparation of the first quarter, the start of the strongest selling season. Although Management is optimistic, there is no assurance that these efforts will be successful.

Borrowings under the line of credit with the primary lending bank remained $4,780,000 at December 31, 1996. The company's cash position for the nine month period ending December 31, 1996 increased $96,206. The increase is due in part to net cash provided by financing activities of $799,360, offset by cash used in operations of $228,992, which includes funds provided by the reduction of accounts receivable of $160,874 offset by the reduction of accounts payable of $127,023, and the purchase of fixed assets and the increase of other assets of $473,162.

RESULTS OF OPERATIONS

The Company reported a net loss of $611,170 for the quarter ended December 31, 1996 as compared to a net loss of $609,531 for the comparable quarter of the prior year. For the nine month period ending December 31, 1996, the Company reported a loss of $384,760 as compared to a net loss of $3,117,850 for the comparable periods ending December 31, 1995 .

Sales decreased approximately 8.6% from $3,877,841 to $3,543,476 for the three month period ending December 31, 1996 when compared to the same quarter of the prior year, while cost of goods sold decreased 7.1% from $2,441,256 to $2,268,736 for the same period. As a result, the Company's gross profit fell during the current quarter 7.0% when compared to the prior comparable quarter from $2,441,256 (37.0%) to $2,268,736 (36.0%).

For the nine month period ending December 31, 1996, sales decreased approximately 14.6% from $15,123,774 to $12,918,854 when compared to the same nine month period of the prior year, while cost of goods sold decreased 17.4% from $9,225,516 to $7,617,936 for the same period. As a result, the Company's gross profit fell during the period 10.1% when compared to the prior comparable period from $5,898,258 (39.0%) to $5,300,918 (41.0%).

The decrease in revenues is primarily attributable to the continued softness in the building construction industry in the West Region of the Company. The decrease in gross profit is likewise attributable to the decrease in revenues from the Company's West Region.

Selling and administrative expenses decreased approximately $184,282 (9.8%) and $935,397 (15.2%) for the three month and nine month periods respectively, ending December 31, 1996, when compared to the same period of the prior year, primarily as a result of downsizing the International Tile operation, consolidation of one Houston location into the central warehouse and general reductions due to a smaller company with TCM closed and International Tile downsized.

Income from operations increased to a loss of $430,354 from $452,791 and increased to a profit of $69,338 from a loss of $268,719 for the quarter and three quarters ending December 31, 1996, respectively, as related to the comparable periods of the prior year. These improvements were due in part to the reductions of payroll and related costs of $143,017 and $673,564 in the respective periods offsetting the reduced gross profit from lower revenues.

                  PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Mr. Ehud D. Laska resigned as a Director of the Company effective January 20, 1997,. Mr. Laska has been a director since 1993. A replacement director has not been named as of the date of this filing and Mr. Laska's position remains vacant.

     Mr. George C. Siller, Jr. resigned as a Director of the Company effective February 4, 1997 ,. Mr. Siller has been a director since July, 1995. Mr. Siller has remained with the Company serving as Vice
President-General Manager. A replacement director has not been named as the date of this filing and Mr. Siller's position remains vacant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits -
       27 - Financial Data Schedule

 (b)  Reports on Form 8-K - None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              Intile Designs, Inc.
                              ------------------------------------
                              (Registrant)



Date:  February 19, 1997      /s/ C. William Cox
                              ------------------------------------
                              C. William Cox
                              President
                              (Chief Financial and
                              Accounting Officer)