Form 10KSB
period 1997-03-31
INTILE DESIGNS INC
filed 1998-06-17
CIK 890286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 31, 1997

                               OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 33-49854-A

                       INTILE DESIGNS, INC.
(Exact name of small business issuer as specified in its charter)

       DELAWARE                               13-3625325
(State  of Incorporation)         (I.R.S. Employer Identification No.)

9716 Old Katy Road, Suite 110
Houston, Texas                                              77055
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (713) 468-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act
during  the past 12 months (or for such shorter period  that  the registrant was required to file such reports), and (2)
has  been subject to such filing requirements for the  past  90
days.   Yes    No X

Check if disclosure of delinquent filers in response to Item  405 of Regulation S-B is not contained in this form, and
no   disclosure  will be contained, to the best  of  registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Registrant's revenues for its most recent fiscal year: $15,936,681

The aggregate market value of voting stock held by nonaffiliates of the registrant at April 30, 1998 was approximately $1,056,213 (at $.25). As of April 30, 1998, 4,777,079 shares of
the   registrant's  Common  Stock,  $.0001   par   value,   were
outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of April 30, 1998 was derived by (i) considering all members of the Board of Directors of the registrant as of March 31, 1997 and all persons who became members of the new Board of Directors of the registrant on August 1, 1997, as a group, to constitute an affiliate of the registrant, (ii) totaling all shares of Common Stock beneficially owned by such members of the Board of Directors, (iii) multiplying such total by $.25, the average bid and asked prices of such stock as of April 30, 1998 and (iv) subtracting the resulting figure from the dollar amount derived by multiplying the total amount of issued and outstanding shares of Common Stock of the registrant as of April 30, 1998 by $.25.


                       TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                      PAGE



Part I

  1. Business                                                 3-6
  2. Properties                                                 6
  3. Legal Proceedings                                          7
  4. Submission of Matters to a Vote of
      Security Holders                                          7

Part II
  5. Market for Registrant's Common Equity
       and Related Stockholder Matters                        7-8
  6. Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations                                         8-12
  7. Financial Statements                                      12
  8. Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                  13

Part III
  9. Directors and Executive Officers of Registrant         14-15
  10. Executive Compensation                                   15
  11. Security Ownership of Certain Beneficial Owners
       and Management                                          16
  12. Certain Relationships and Related Transactions        16-17
  13. Exhibits and reports on Form 8-K                      18-19
  21. List of Subsidiaries                                     18

                     INTILE DESIGNS, INC.


                             PART 1

Item 1. Business

General

      Intile Designs, Inc. (Company or Intile), a Delaware company, is a direct importer and distributor of foreign ceramic tile, marble, swimming pool tile and related home design products. The Company is also a distributor of domestic ceramic tile, marble and other related home design/building products. The Company's products are distributed to a diverse and varied retail and wholesale customer base through ten (10) showroom/warehouse facilities and three (3) retail showrooms in six (6) states. Subsequent to March 31, 1997, the Company elected to close two
(2) showroom/warehouse facilities located in California and Arizona.

      The Company markets its products to at least five general customer bases: new home builders, residential and commercial remodeling contractors, architects and designers, swimming pool contractors, and do-it-yourself consumers. Generally, marketing to the contractor trade is accomplished as retail sales to the ultimate consumer through the retail showrooms. Trained, experienced sales personnel work out of and process sales through the showroom facilities.

      The method by which merchandise is distributed varies depending upon the warehouse support structure for a particular sales location. Where a warehouse is attached to a showroom, the customer may obtain products immediately, depending upon availability. Where the showroom has no warehouse facility, the customer  may  wait  only  as long as two  days  to  receive  the merchandise. However, in cases of special orders, or where a particular location or warehouse is out of stock, the delivery time may exceed two weeks. Generally, a customer or his contractor picks up the products at one of the Company's warehouse facilities or showrooms. Only a small number of the orders are shipped directly to customers.

     There are other companies and firms selling tile and related products that have greater financial and managerial resources than the Company. The Company competes with these other businesses on the basis of product quality, selection, price and service.

      The Company is supplied by a diversified group of both domestic and international companies. Generally, purchases are made from the various countries as follows: Italy - 40%, Japan
- 30%, United States - 10% and 20% from a variety of other countries. No single foreign or domestic source provides over 10% of all the Company's purchases. No single customer accounts for 10% or more of the Company's revenues. Although many of the Company's customers purchase substantial quantities of product, the Company is not dependent on one or a few major customers.

     There are 80 employees in the Company, all of which are full
time  employees.   The  Company engages  individuals  to  perform
specified functions from time to time, when needed, on a contract basis.

Forward looking statements

      This Form 10-KSB for the year ended March 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others could cause the Company's actual results to differ materially.

History

      The Company, then known as IV Ventures Ltd., was formed in July 1991 for the purpose of conducting a public offering and seeking out an operating entity to acquire. In July 1993, the Company successfully completed a public offering and sold 66,667 shares of Common Stock for proceeds of $550,000. The Company then acquired Intile Designs, Inc. (IDI), a Texas corporation, in a merger in November 1993 by issuing 1,186,667 shares of its restricted Common Stock, par value $.0001, to the former owners of IDI. Immediately following the merger, the Company changed its name to Intile Designs, Inc.

      IDI was formed in 1976 as a division of Texas Building Centers, Inc. and was subsequently spun off in May 1980. At the time, IDI was primarily an importer and distributor of ceramic tile, marble and related products. Swimming pool tile and brick coping were added as product lines in 1983 and 1985, respectively, and wall coverings were added to selected showrooms in 1988. In 1993, a division was formed to produce swimming pool depth marker tiles and specialty signage products.

Expansion and development

       Effective November 2, 1994, the Company acquired substantially all of the assets of International Tile & Supply Corp. (International). The Company, through its wholly-owned subsidiary, Intile Designs of Los Angeles, Inc., purchased the assets of International by payment of cash at closing of $1,050,000. The assets acquired had a book value of $1,659,265 and the Company assumed liabilities of $609,265.

      Additionally, the Company agreed to pay to the allowed general unsecured creditors of International an amount equal to 10% of the net operating profits generated from the operations of the business acquired for a period of four years after the closing, with maximum payments in the aggregate totaling $100,000. There have been no amounts paid in accordance with this arrangement. The funding of the cash at closing was accomplished through a private placement of debt totaling $1,000,000. The Company issued a $650,000 convertible subordinated note, a $350,000 short-term bridge note and a warrant to purchase 38,333 shares of Common Stock at an exercise price of $3.25 per share to Retail Associates Management Company, L.P. (RAMCO). Simultaneous with the acquisition of TCM Holdings Corporation (see below), RAMCO converted the $650,000 convertible subordinated note payable into 33,334 shares of the Company's common stock. The Company has accounted for the International acquisition as a purchase and post purchase operating results of International have been included in the accompanying statements of income.

      Effective February 21, 1995, the Company acquired 100% of the Common Stock of TCM Holdings Corporation (TCM). The Company acquired the stock of TCM from RAMCO in exchange for 107,380 shares of Intile's Common Stock. The agreement provides for an additional 40,000 shares to be placed in escrow for subsequent distribution after the final price adjustment is determined in accordance with the provisions of the agreement. The Company currently estimates that all escrowed shares will be returned to the Company. The transaction has been accounted for by the Company as a purchase and post purchase operating results of TCM have been included in the accompanying statements of income.

       Effective February 21, 1995, the Company acquired substantially all of the assets of the Orlando showroom (Orlando) of P&M Tile, Inc. (P&M). The Company acquired Orlando by a cash payment of $140,113 at closing and the issuance of a noninterest-bearing note to P&M for $257,517, which was paid in full during the year ended March 31, 1996. The transaction has been accounted for by the Company as a purchase; therefore, post purchase operating results of Orlando have been included in the accompanying statements of income.

      Due to recurring losses, the management of TCM elected in August 1995, to cease operations and to abandon all facilities other than the central warehouse. Prior to the Company's acquisition of TCM stock, TCM had confirmed a Chapter 11 Plan of Reorganization in December 1994. Pursuant to the terms of the plan, all property of TCM was to vest in the reorganized entity emerging from bankruptcy. In October 1995, the U.S. Trustee petitioned the bankruptcy court to convert TCM's Chapter 11 filing to a Chapter 7 under the U.S. Bankruptcy Code. On November 7, 1995, the U.S. Bankruptcy Court, District of Massachusetts, Eastern Division issued an order converting the case to Chapter 7. The Company entered into a consignment agreement with TCM and NationsBank to provide an orderly liquidation of the bank's collateral through the sales efforts of Global Tile Distributors, Inc. (Global), a wholly-owned subsidiary of the Company. Inventory with a value of approximately $258,000 remains on hand as of March 31, 1997. An additional allowance for losses of unconsolidated Investee in the amount of $100,000 was provided in the fiscal year ended March 31, 1997. The Company's management believes that the liquidation will be accomplished with no significant additional losses accruing to the Company. Management also believes that as a result of the liquidation, the Company will recover some previously recognized losses since certain recorded liabilities are not anticipated to be paid by TCM's bankruptcy estate.

      The Company believes that the liquidation value of the assets of TCM, as the reorganized entity, will be less than the value of the recorded liens against such assets, of which the Company is the primary lienholder. Accordingly, it is anticipated that the unsecured creditors under the confirmed plan, or otherwise, will not receive any proceeds from the Chapter 7 liquidation. During the year ended March 31, 1996, as a result of the bankruptcy filing, TCM wrote down certain assets to their net realizable values. The writedown reported was $2,280,791. In addition, the Company accrued $150,000 to cover additional costs related to the closure of TCM.

      Due to recurring losses, management elected as of January 20, 1997 to cease operations of International and to abandon all facilities. An allowance for losses relating to International in the amount of $692,985 has been provided by a charge against earnings in the fiscal year ended March 31, 1997. A reserve against inventory has also been provided in the amount of $268,905, and is included in cost of sales in the fiscal year ended March 31, 1997. The charge to inventory reflects the full disposal of the inventory in an auction in December, 1997. The Company also recorded a charge to expense for fiscal 1997 in the amount of $532,118 for the net present value of remaining lease commitments of International.

       As a part of new management's (See Item 4 herein) preliminary implementation of its turnaround strategy, management elected to withdraw operations from the western region, principally California and Arizona. Operations in the Phoenix store were ceased as of November 30, 1997 and operations in the Anaheim store were ceased as of December 31, 1997. Certain products included in the Company's current product line were relocated to the Houston warehouse or other locations that had a need for the product. The remaining inventories were consolidated in Anaheim for liquidation. Lease termination agreements, which provide for the full release of the Company have been obtained from the landlords of the Phoenix and Anaheim landlords.

      Internal expansion by the Company during fiscal 1996 included the opening of new showroom/warehouses in The Woodlands, Texas (Houston) and Denver, Colorado. A showroom in Plano, Texas was leased and leasehold improvements made during the fourth quarter of fiscal 1997 and opened in April 1997.

Capitalization

     On May 1, 1995, the Company authorized a 2 for 1 stock split
that  was  effected  in the form of a 100% stock  dividend.   All
share information reflects this transaction.

      On August 5, 1996, the Company authorized a one-for-two reverse stock split. Shareholders received one new share of the Company's common stock for each two shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On March 31, 1997, the Company authorized a one-for-three reverse stock split. Shareholders received one new share of the Company's common stock for each three shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On August 23, 1997, the Company issued $1,600,000 of convertible notes payable with private investors that resulted in net proceeds of $1,347,272. The Company paid $1,000,000 from the proceeds to the primary lender and the balance was retained for working capital. The investors were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and the underwriter was issued warrants to purchase up to 80,000 shares at the same price. As of March 31, 1997, notes in the amount of $1,400,000 were converted into 1,400,041 shares of the Company's common stock. Each holder retains the warrants associated with the Notes. The conversion of the Notes into shares of common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. Notes in a face amount of $100,000 were converted into common stock subsequent to March 31, 1997.

      On March 31, 1997, the Company sold 47 Units at a price of $50,000 per Unit (See Note 8). Each Unit consisted of 50,000 shares of the Company's common stock totaling 2,350,000 shares of common stock. The sale of the common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. The Company received net proceeds of $2,010,998 from the sale of the common stock of which $1,000,000 was paid to the primary lender and the balance was retained in working capital.

       The  Company  has  issued  various  common  stock  warrant agreements entitling the holders to acquire the Company's  common stock.  There are 952,820 warrants outstanding at March 31,  1997 and all warrants are exercisable.

Operations

       The Company strives to organize its business on a centralized supply point concept with a central regional warehouse in a selected city and facilities located within the area around this site. These are either showrooms with small warehouses or stand-alone showrooms. The Company has established a showroom in the main warehouse facility in Houston to sell its closeouts and odd lots.

      Intile maintains a large inventory in its approximately 80,000 square foot warehouse in Houston, Texas. The warehouse does sell to the public through its contained showroom; however, the primary market is to wholesale customers. Material and services are also provided through this warehouse to the other showroom facilities. The showrooms/warehouses sell to both wholesale and retail markets, while the stand-alone showrooms sell primarily to retail customers and remodeling contractors.

      The Company intends to develop other regional operations to support expansion plans and activities, thereby furthering growth and expansion of the centralized supply point structure.

Item 2.  Properties

      At April 30, 1998, The Company has operations in eight (8) showroom/warehouse facilities and three (3) retail showrooms in four (4) states. These locations are in Houston (2 including the main central warehouse location), Austin, Corpus Christi, Dallas, The Woodlands and Webster, Texas; Atlanta, Georgia; Orlando, Florida; and Denver, Colorado. The retail showroom in Plano, Texas was opened in April 1997. All facilities are leased with lease terms ranging from tenant at will (month-to-month) to five-year leases with expiration terms through 2001.

      Locations in Phoenix, Arizona and Anaheim, California were closed on November 30, 1997 and December 31, 1997, respectively. The leases for these locations have been terminated and the Company has been released of any future obligations on these leases. The Company continues to be obligated on the locations associated with the closure of the Los Angeles, California (International) locations. The financial statements herein include a charge to expense in fiscal 1997 in the amount of
$532,118 for the net present value of the lease payments of International over the remaining terms of the leases. Also, the Company remains obligated on a lease for a facility in Boston, Massachusetts that ceased operations during fiscal 1997. The financial statements herein include a charge to expense in fiscal 1997 in the amount of $178,412 for the net present value of the lease payments over the remaining term of the Boston lease. All leasehold improvements in the closed facilities have been abandoned and inventories have been sold or relocated to other locations, primarily Houston.

     The following table lists the ranges in size and lease costs of the showrooms. A typical showroom/warehouse operation is approximately 12,000 square feet with an annual cost of as much as $50,000, while a typical retail showroom (without warehouse) is approximately 4,000 square feet with an annual cost of a similar amount ($50,000).

                               Size Range (S.F.)     Monthly Rate/s.f.

      Showroom/warehouse        5,620 - 18,000       $  3.50  -  $ 9.00

      Showroom  only            1,400 - 5,980        $  8.00  -  $32.76

Item 3.   Legal Proceedings

      The Company is a defendant in various lawsuits resulting from disputes arising in the day-to-day operations to which management believes the outcome based upon information currently available, in the aggregate, would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

      A subsidiary of the Company (TCM) filed for Chapter 7 Bankruptcy during August 1995. As discussed in Item 1 above and
Note 1 of the Notes to Consolidated Financial Statements herein, TCM's commitments and obligations are not included in the financial statements as of March 31, 1997 and 1996. Management believes that the Company will not be responsible for TCM's commitments or any potential outstanding liabilities that may arise.

Item 4.   Submission of Matters to a Vote of Security Holders

      On or about July 31, 1997, stockholders holding a majority of the issued and outstanding common stock of the Company executed written consents pursuant to section 228 of the General Corporation Law of Delaware for the purpose of removing C. William Cox, Edward Paul and Walter Rae, as current directors of the Company. This action was taken in response to the property tax matters disclosed in the Company's Form 8-K filings dated July 22 and August 1, 1997. The shareholders then elected new directors by written consent. The new directors elected are George C. Siller, Jr., Barry Feiner and Sidney Dworkin. The new directors executed a unanimous written consent removing the
President  and  Secretary  of  the Company  and  electing  a  new
President and Secretary of the Company. The new President elected is George C. Siller, Jr. who was also elected Chief Executive Officer and Secretary. (See Form 8-K dated August 1, 1997 for disclosure of these shareholder actions.) (Also see Part III, Item 9 herein and Notes 11 and 12 of the Notes to Consolidated Financial Statements contained herein.)

      During the fourth quarter of fiscal 1997, no matter was submitted to a vote of security holders, either through the solicitation of proxies or otherwise.

                           Part II

Item 5. Market for Common Equity and Related Stockholder Matters

     On May 1, 1995, the Company authorized a 2 for 1 stock split
that  was  effected  in the form of a 100% stock  dividend.   All
share information reflects this transaction.

      On August 5, 1996, the Company authorized a one-for-two reverse stock split. Shareholders received one new share of the Company's common stock for each two shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On March 31, 1997, the Company authorized a one-for-three reverse stock split. Shareholders received one new share of the Company's common stock for each three shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On August 23, 1997, the Company issued $1,600,000 of convertible cotes payable with private investors that resulted in net proceeds of $1,347,272. The Company paid $1,000,000 from the proceeds to the Company's primary lender and the balance was retained for working capital. The investors were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and the underwriter was issued warrants to purchase up to 80,000 shares at the same price. As of March 31, 1997, notes in the amount of $1,400,000 were converted into 1,400,041 shares of the Company's common stock. Each holder retains the warrants associated with the Notes. The conversion of the Notes into shares of common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. Notes in a face amount of $100,000 were converted into common stock subsequent to March 31, 1997.

      On March 31, 1997, the Company sold 47 Units at a price of $50,000 per Unit (See Note 8). Each Unit consisted of 50,000 shares of the Company's common stock totaling 2,350,000 shares of common stock. The sale of the common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. The Company received net proceeds of $2,010,998 from the sale of the common stock of which $1,000,000 was paid to the Company's primary lender and the balance was retained in working capital.

     The Company's Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the trading symbol IDES. The following tables set forth the range of high and low bid information for the Company's Common stock by quarter for fiscal years 1997 and 1996. The bid information was obtained from the National Quotation Bureau, Inc. and has been adjusted proforma to reflect all stock splits and reverse stock splits. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                              OTC Electronic
    Fiscal Year Ended March 31,               Bulletin Board

                                             High          Low
     1997
       First Quarter                         2-1/4          1-1/2
       Second Quarter                        3-3/4          1-1/2
       Third Quarter                         3-3/4          1-1/2
       Fourth Quarter                        1-7/8          1-1/8

     1996
       First Quarter                        34-1/2         27-3/4
       Second Quarter                       33             26-1/4
       Third  Quarter                       30                3/10
       Fourth Quarter                        4-1/2          1-1/2

      At April 30, 1998 there were 136 holders of record of the Company's common stock.

     The Company has paid no dividends on its Common Stock during the past two years and no such payment is contemplated in the foreseeable future. The terms of the Company's bank loan agreements contain provisions, which presently prohibit the payment of cash dividends by the Company on its common stock.

Item  6.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      The discussion which follows summarizes the Company's financial position as of March 31, 1997 and the results of its operations for the twelve month periods ended March 31, 1997 and 1996, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in this Form 10-KSB.

Liquidity and Capital Resources

     In August 1996, the Company issued $1,600,000 of convertible notes payable with private investors that resulted in net proceeds of $1,347,272. The Company paid $1,000,000 from the proceeds to the Company's primary lender and the balance was retained for working capital. The investors were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and the underwriter was issued warrants to purchase up to 80,000 shares at the same price. As of March 31, 1997, notes in the amount of $1,400,000 were converted into 1,400,041 shares of the Company's common stock. Each holder retains the warrants associated with the Notes.

     The  conversion  of the Notes into shares  of  common  stock occurred  subsequent to the one-for-three reverse stock split  on
March  31,  1997.   Notes  in  a face  amount  of  $100,000  were
converted into common stock subsequent to March 31, 1997.

      In March 1997, the Company consummated the sale of 47 Units (the "Units") at a price of $50,000 per Unit. Each Unit consisted of 50,000 shares of the Company's common stock for a total of 2,350,000 shares of common stock. The sale of the common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. The Company received net proceeds of $2,010,998 from the sale of the common stock of which $1,000,000 was paid to the Company's primary lender and the balance was retained in working capital.

      The Company has a bank revolving line of credit that originally provided for borrowings up to $6,000,000. At March 31, 1997 and 1996, respectively, the amounts outstanding under the terms of this line of credit were $3,780,000 and $5,820,000. The Company is not in compliance with the required current, quick, leverage, tangible net worth, current maturities and interest coverage ratios. The bank has not waived any of the covenant violations. Furthermore, the bank has sent a Notice of Claim and Demand for Arbitration dated December 2, 1997. The Arbitration process is specified in the Credit Agreement dated January 20, 1995 and is the agreed upon procedure for the bank to process its demand for payment of the outstanding balance and outstanding interest. Pursuant to this demand, an Arbitration hearing was scheduled for April 9, 1998 and then reset for May 19, 1998. Effective March 19, 1998 the bank and the Company in anticipation of possible recapitalization efforts have agreed to a stay of the arbitration hearing. The Company cannot predict the actions of the bank; however, management anticipates that should recapitalization of the Company not be concluded within a reasonable period of time, a new Notice of Claim and Demand for Arbitration will be issued by the bank.

      As of March 31, 1997, the Company owed the bank $126,648 in interest charges and this amount remains unpaid. The entire outstanding balance of the bank line of credit has been included in current liabilities for the years ended March 31, 1997 and 1996. The Company does not currently have a line of credit available to it; therefore, short-term liquidity is provided by current operations.

      Subsequent to year-end, the Company became aware and reported to BDO Seidman, LLP ("BDO"), the auditors of the Company, that property taxes were underpaid by an undetermined amount. The underpayment was the result of the underreporting of inventory and personal property values on the personal property renditions filed annually with the respective county appraisal districts. The underreporting has occurred for at least seven
(7) years and involves the locations in Houston, Corpus Christi, Dallas and Austin, Texas and Atlanta, Georgia. On July 22, 1997, BDO issued a report to the Board of directors of the company pursuant to the requirements of Section 10A of the Securities Exchange Act of 1934 ("Exchange Act") stating that BDO had determined that the Company had filed deficient property tax reports. (see Form 8-K dated July 22, 1997 filed with the SEC.) The filing of the deficient reports was a material "illegal act" within the meaning of Section 10A. Consequently, BDO withdrew its audit opinion on the March 31, 1996 annual financial statements of the Company and resigned as the Company's accounting firm. Following a change in management of the Company in August, 1997, BDO was re-engaged as the independent accounting firm for the Company.

      The Company has negotiated settlements of reporting value with the applicable appraisal districts having jurisdiction over each taxed location. The Houston settlement is limited to a two
(2) year lookback and the taxing authorities in the various other jurisdictions have either followed the precedent established in the Houston settlement or elected to not assess the Company for prior year underpayments of property taxes. The financial statements herein reflect a charge to expense of approximately $127,000 for the fiscal year ended March 31, 1997 and a restated charge to expense to accrue additional personal property taxes of approximately $213,000 for the fiscal year ended March 31, 1996. Management believes the charges to operating results in fiscal years ended March 31, 1997 and 1996 adequately reflects the assessments, penalties, interest and fees to be paid. Also, while the Company cannot be certain that all of the taxing authorities will do so, there are statutory provisions in some of the jurisdictions that provide that the taxpayer will be afforded a three year amortization of past due taxes, penalties and interest. Therefore, the Company's monthly outlay could be as low as $9,500 to $10,000 per month.

     The Company raised capital during fiscal years 1997 and 1996 through the exercise of stock options totaling 2,347 shares and 11,746 shares, respectively. All remaining options have expired or were cancelled in fiscal 1997.

      At March 31, 1997, the Company's working capital decreased $1,147,838 to a deficit of $540,690 from a working capital surplus of $607,148 at March 31, 1996. The decrease in working capital is primarily due to the reductions in inventory of $2,373,127 and accounts receivable of $189,518 offset by the increase in restricted certificates of deposit of $192,500 and the reduction of $2,000,000 in the bank revolving credit facility out of proceeds of the sales of convertible notes and stock subscriptions discussed above. Also, working capital decreased from an increase in accrued expenses of $1,233,247, including the accrued provision for closure of International of $692,985. The restricted certificates of deposits are collateral on certain irrevocable letters of credit; therefore, they are not available for other uses. Trade receivables, net of allowance for doubtful accounts, decreased due to lower sales levels and increased provisions for doubtful accounts. Inventories decreased due to less stockpiling of inventory for the new season, a shift in product mix and the establishment of a reserve for obsolescence and a writedown to net realizable value totaling approximately $1,700,000. Accrued liabilities increased primarily due to the accrual of property taxes, penalties and interest and associated legal fees anticipated of approximately
$340,000  and  a  reserve for abandoning leases of  approximately
$532,000.

      Stockholders' equity(capital deficit) decreased $1,365,504 from equity of $1,276,311 at March 31, 1996 to a deficit of $89,193 at March 31, 1997, primarily due to the net loss for the fiscal year of $5,352,967, offset in part by the conversion of convertible notes payable with a face value of $1,400,000 and the net proceeds of sales of common stock of $2,010,998. The increases to additional paid-in capital are due to the issuance of additional shares purchased in the stock offering, the exercise of stock options for 2,347 shares and the conversion of notes payable to common stock.

      The Company has suffered significant losses during the fiscal years ended March 31, 1997 and 1996 and has a capital deficit at March 31, 1997. The Company is not in compliance with numerous covenants of its bank financing agreement and the bank has sent a Notice of Claim and Demand for Arbitration dated December 2, 1997. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's management continues to seek private sources of capital and alternative financing sources in an endeavor to alleviate the doubt as to its ability to continue as a going concern. A number of potential investors have been identified and discussions continue with several of these sophisticated investors regarding opportunity that exists with Intile. The financing alternatives would be enhanced significantly if the Company could obtain additional capital and thereby reduce the level of financing required to restructure the existing bank credit line.

      The Company cannot guarantee success in any of its efforts to obtain additional capital investment in the Company. However, on April 2, 1998, the Company announced that it signed a Letter of Intent ("LOI"), to sell 25,000,000 new shares of Intile Common Stock for $2,000,000, in cash, to Energy Drilling Industries, Inc. ("EDII"). EDII is a holding company headquartered in Houston, Texas with diverse interests in five industry segments: industrial, financial, oil and gas, real estate and entertainment. The purchase will represent approximately 82% of the then issued shares of common stock. The LOI is subject to certain conditions, including due diligence by both parties, amendment of the Company's charter to authorize the issuance of additional shares of common stock, and preparation and execution of definitive agreements. The proceeds of the sale will be used in the restructuring of the senior debt on terms more favorable to the Company. One significant condition to the transaction is negotiating those terms with the Company's senior lender in advance of closing.

     The Company purchased a new computer system and software for all of its accounting applications. Implementation of the conversion to the new system is nearing completion. The new system and software has year 2000 processing capabilities which was a key factor in the selection of these products. As of March 31, 1997, all significant costs related to its implementation has been incurred or accrued, and in accordance with Emerging Issues Task Force issue 96-14 those costs related to year 2000 matters have been expensed as incurred.

Results of Operations for the Twelve Months Ended March 31, 1997,
Compared with the Twelve Months Ended March 31, 1996

      Sales decreased $2,956,266 (15.6%) to $15,936,681 and  cost of sales increased $246,653 (2.1%) to $11,864,464 for the twelve months ended March 31, 1997 compared to the comparable period ended March 31, 1996, resulting in a decrease of $3,202,919 in gross profit for fiscal year 1997. The reduction in sales is principally due to the closing of the Tile Boutique location in Houston, Texas during fiscal 1996, which had no sales in 1997, offset by general increases in sales at other locations during fiscal 1997. The reduction in sales for Tile Boutique, comparing fiscal 1997 and fiscal 1996, was $752,247. In addition, International was closed in January 1997. Sales for International decreased by approximately $2,200,000 from 1996. The reduction in gross margin percentage from 38.5% for the twelve months ended March 31, 1996, to 25.6% for the comparable period ended March 31, 1997 is due, primarily, to charges to consolidated cost of goods sold to establish a reserve for inventory obsolescence and a writedown of inventory totaling approximately $1,700,000 to net realizable value in fiscal 1997.

      Selling and administrative expenses decreased $878,263 to $7,343,768 for the fiscal year ended March 31, 1997 from
$8,222,031 for the fiscal year ended March 31, 1996. The decrease is primarily attributable to the reduced expenses related to the decreases in sales volume, offset by increases in rent expense of $249,765 and bad debt expense of $183,640.

      The provision for closure of International (Note 3 of the Notes to Consolidated Financial Statements herein) for the fiscal year ended March 31, 1997 includes the estimated losses to be recognized from the disposal of net assets of International and a reserve for abandoning leases of approximately $532,000.

     The increase in rent expense is principally from the accrual of the net present value of remaining lease payments of the lease for a facility in Boston, Massachusetts in the amount of $178,412. This location has been utilized as a storage facility and limited distribution point since the closure of TCM Holdings Corporation (See Note 3 of the Notes to Consolidated Financial Statements herein) and as of April 30, 1998 all inventories have been liquidated from the location. The Company is continuing its efforts to sub-lease the facility or obtain a lease termination agreement from the landlord on manageable terms.

     The increase in bad debt expense is a result of management's assessment of the trade accounts receivable and the determination that a higher allowance for doubtful accounts is necessary to reflect management's current expectation of collections on the accounts.

     Interest expense increased to $1,419,512 for the fiscal year ended March 31, 1997 from $452,993 for the fiscal year ended March 31, 1996, due to the addition of a note for a new computer system and the increase in the bank line of credit interest rate from 8.5% to 10.75%, offset by the paydown of $2,000,000 of the line during the fiscal year ended March 31, 1997. Also, interest expense in fiscal 1997 includes expenses and commissions of $223,000 paid to the underwriter of the convertible debt issue; and, related to the convertible debt issues, a charge to interest expense has been made in the amount of $571,395 pursuant to the provisions of Statement of Financial Accounting Standards No. 123
- "Accounting for Stock-Based Compensation".

      The Company has recorded a 100% valuation allowance on the deferred tax asset since it cannot be determined if the asset would be realized.

New Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company is required to adopt SFAS 128 in the third quarter ended December 31, 1997. Using the principles set forth in this standard, basic and diluted earnings per share would not be materially different from that presented.

       Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards, Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure About Segments of a Business Enterprise". Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not anticipate that results of operations and financial position will be materially affected by implementation of these new standards.

      SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Item 7.   Financial Statements

     See Index to Financial Statements on Page F-1.

Item  8.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

      On February 23, 1996, Intile Designs, Inc. dismissed Price Waterhouse LLP as its independent accountants. The reports of Price Waterhouse LLP, at the time of issue, on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through February 23, 1996, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. Price Waterhouse LLP furnished the Company with a letter addressed to the SEC stating that it agreed with the above statements, and a copy of such letter, dated March 1, 1996, was filed as Exhibit 16 to the Form 8-K filed February 28, 1996. The Company engaged BDO Seidman, LLP as its new independent accountants on March 15, 1996. During the period prior to engagement, the Company had not consulted with BDO Seidman, LLP on items which (1) were or should have been subject to SAS 50; or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2).

      On August 20, 1997, Price Waterhouse LLP, the former independent accounting firm for the Company withdrew its audit opinion on the March 31, 1995 consolidated financial statements of the Company as a result of the property tax liability issue discussed below and elsewhere herein under "Liquidity and Capital Resources" and Note 11 and 12 of the Notes to Consolidated
Financial Statements contained herein. The consolidated financial statements for the fiscal year ended March 31, 1995 are not included herein; however, users of the financial statements for the fiscal year ended March 31, 1995 should be aware that the audit opinion of Price Waterhouse LLP has been withdrawn. The activity for the year ended March 31, 1995 and the balances as of the year then ended in the Consolidated Statement of Shareholders' Equity have not been restated to reflect any adjustment as a result of the property tax issue.

      Subsequent to March 31, 1997, the current year-end, the Company became aware and reported to BDO Seidman, LLP ("BDO"), the auditors of the Company, that property taxes were underpaid by an undetermined amount which it believed was material, in the aggregate, to the financial position of the Company. The underpayment was the result of the underreporting of inventory and personal property values on the personal property renditions filed annually with the respective county appraisal districts. The underreporting has occurred for as long as seven (7) years and involved the locations in Houston, Corpus Christi, Dallas and Austin, Texas and Atlanta, Georgia. On July 22, 1997, BDO issued a report to the Board of Directors of the company pursuant to the requirements of Section 10A of Securities Exchange Act of 1934 ("Exchange Act") stating that BDO had determined that the Company had filed deficient property tax reports. (see Form 8-K dated July 22, 1997 filed with the SEC) The filing of the deficient reports was a material "illegal act" within the meaning of
Section 10A. Consequently, BDO withdrew its audit opinion on the March 31, 1996 annual financial statements of the Company and resigned as the Company's accounting firm.

       Following the change in the Company's directors and management on August 1, 1997, BDO Seidman, LLP ("BDO") was re-engaged as the accounting firm for the Company. (See Note 11 and 12 of the Notes to Consolidated Financial Statements contained herein and the Company's Form 8-K dated August 15, 1997)

                          Part III

Item  9.    Directors, Executive Officers, Promoters and  Control
Persons

Executive Officers/Significant Employees of the Registrant

      On or about July 31, 1997, stockholders holding a majority of the issued and outstanding common stock of the Company executed written consents pursuant to section 228 of the General Corporation Law of Delaware for the purpose of removing C. William Cox, Edward Paul and Walter Rae, as current directors of the Company. This action was taken in response to the property tax matters disclosed in Note 11 and 12 of the Notes to the Consolidated Financial Statements contained herein and also disclosed in the Company's Form 8-K filings dated July 22 and August 1, 1997. The shareholders then elected new directors who executed a unanimous written consent removing the President and Secretary of the Company and electing a new President and Secretary of the Company.

      The following is a list of the executive officers and directors of the Company as of the date of this filing:

                                                           Held a Position
                                                            Continuously
Name                     Position                  Age          Since

George C. Siller, Jr.    President                  46           1997
                         Chief Executive Officer
                         Secretary and Director

C. Doyle Smith           Vice President - Finance   50           1997
                         and Administration
                         Chief Financial Officer and
                         Assistant Secretary

Barry Feiner             Director (1)               64           1997

Sidney Dworkin           Director                   77           1997

Peter Boogren            Vice President - Sales     48           1997
                         and marketing

(1) Member of the Audit Committee

      Mr. Siller joined Intile in May 1995 as Vice President and General Manager and became a Director in July 1995. Prior to joining Intile, he was CFO of Air Dreco, a fluid power distribution division of Sun Distributors (a Master Limited Partnership, traded on the NYSE). From 1988 through 1990 he was Group Controller for American Desk, a manufacturer of school furniture and stadium and theater seating. He was a Manufacturing Engineer and Manager of Production Planning and Senior Auditor for Texas Instruments from 1983 to 1988. Prior to Texas Instruments, Mr. Siller served in the United States Marine Corps for ten years where he attained the rank of Captain.

      Mr. Smith joined Intile in October 1996. Prior thereto from September 1995 through September 1996 he was employed as Chief Financial Officer by Fradigil, Inc. a restaurant operator located in Kemah, Texas. From June 1993 through August 1995 Mr. Smith was a business consultant in Houston, Texas. For the 13 years prior thereto he was employed as controller and from 1989 through 1993 as Chief Financial Officer by Kettle Restaurants, Inc. an operator of family restaurants in the southern United States.

      Mr. Dworkin is the Chief Executive Officer, Director, and controlling stockholder of Advanced Modular Systems, Inc., a closely held corporation he founded in 1988 engaged in the business of selling and leasing modular buildings. Mr. Dworkin currently serves on the Boards of Directors of the following publicly held companies: Northern Technologies International, Inc., CCA Industries, Inc., Comtrex Systems Inc., Interactive Technologies Inc., Viragen, Inc., Marbledge, Inc., Consolidated Health Care Associates, Inc., Cragar Industries, Inc., and QEP, Inc.

      Mr.  Feiner is an attorney in private practice in New  York
City, and has served for the past three and one-half years as a director of Fortune Natural Resources Corporation, a publicly held company.

     Mr. Boogren joined Intile in April, 1996 as Vice President - Sales and Development and has served as Vice President - Central Region since September 1997. From January 1993 to April 1996, Mr. Boogren was employed by Color Tile Supermarts, Inc. and served as Vice President - Eastern Division and then Vice President - Franchise Operations.

Item 10.   Executive Compensation

      The following summarizes the compensation for C. William Cox, the former President, Chairman and Chief Executive Officer of the Company as of March 31, 1997. No other executive officer received compensation during fiscal 1997 in excess of $100,000.

Cash Compensation of Executive Officers

                                                       long-term Compensation
Name and                                               Restricted      Number
Principal               Fiscal  Amount of   Amount of    Stock           of
Position               Year End  Salary       Bonus      Awards        Options

C. William Cox           1997   $148,388       --          --            --
Former  Chief            1996    165,022       --          --            --
Executive  Officer       1995    173,807       --          --            --
and President

      There were no stock option grants to any person associated with the Company during the fiscal year ended March 31, 1997.
Furthermore, all outstanding options either expired or were cancelled during fiscal 1997.

      Mr. C. William Cox, purchased $100,000 of convertible notes (See Note 8 of Notes to Consolidated Financial Statements herein and Item 5 - Market for Common Equity and Related Stockholder Matters, Liquidity and Capital Resources, above) on the same terms as all other purchasers of the convertible notes including warrants attached thereto to purchase up to 50,000 shares of the Company's common stock at $.25 per share.

Compensation of Directors

      The Company currently pays its outside directors $500 per each Board meeting attended by such director plus expenses incurred in attending the meeting.

Item  11.    Security Ownership of Certain Beneficial Owners  and
Management

      The following table sets forth, as of April 30, 1998, the aggregate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:

                                           Amount and
                                            Nature of
Name and Address                           Beneficial          Percent
of Beneficial Owner                        Ownership(1)       of Class

C. William Cox                               502,109            10.5%
10815 Briar Branch
Houston, Texas   77024

J. E. McConnaughy, Jr.                       450,000             9.4%
637 Valley Road
New Canaan, CT   60840

Renaissance Capital Growth
  & Income Fund III, Inc.                    500,000            10.5%
8080 North Central Expressway
Suite 210
Dallas, Texas   75206

Renaissance US Growth
  & Income Trust, PLC                        500,000            10.5%
8080 North Central Expressway
Suite 210
Dallas, Texas   75206

Sidney Dworkin                                50,000             1.1%
2600 South Ocean Blvd. Apt. 12F
Boca Raton, Florida   33432

George C. Siller, Jr.                            883              .0%
9716 Old Katy Rd., #110
Houston, Texas   77055

All current officers and directors
  as a group                                  50,883             1.1%
_____________________
(1) All shares are held beneficially and of record.

Item 12.   Certain Relationships with Related Transactions

      The Company leases certain equipment from entities owned by
C. William Cox, former President of the Company. Rental payments under the leases were in the aggregate amounts of approximately $20,000 and $17,000 for the fiscal years ended March 31, 1997 and 1996, respectively.

      Effective  January 1995, Mr. Cox, former President  of  the
Company, has provided his limited personal guarantee on the Company's bank line of credit up to $1,000,000. In consideration of this guarantee, the Company paid fees to Mr. Cox in the amounts of $12,000 in each of the fiscal years ended March 31, 1997 and 1996, respectively. Such fees were charged to interest expense.

      Mr. Ehud D. Laska, a former Director of the Company is the Chairman of Coleman and Company Securities, Inc. (Coleman). Mr. Laska resigned as a Director effective January 20, 1997. On August 23, 1996, the Company, through a Placement Agent Agreement with Coleman, issued with private investors $1,600,000 of convertible cotes of which Mr. C. William Cox, former President of the Company, purchased $100,00 of the Notes (see Note 8). Attached thereto, Mr. Cox received warrants to purchase up to 50,000 shares of the Company's common stock at $.25 per share and Coleman was issued warrants to purchase up to 80,000 shares at the same price. Mr. Cox's purchase of convertible notes payable was on the same terms and conditions as all other purchases of the convertible notes. Coleman received for its services a fee of 10% of the proceeds of the placement and a non-accountable expense reimbursement of 3% of the proceeds of the placement. Total costs of the placement paid to Coleman were approximately $223,000.

      On January 31, 1997, the Company entered into a Placement Agent Agreement with Coleman to act as its exclusive placement agent in connection with the "best efforts" sale by the Company of up to 47 Units (the "Units") at a price of $50,000 per Unit (see Note 10). Each Unit consisted of 150,000 shares of the Company's common stock. As of March 31, 1997, all of the Units were sold of which Mr. Cox purchased one Unit. Mr. Cox's purchase of the Unit was on the same terms and conditions as all other purchases of Units. Total costs of the placement paid to Coleman were approximately $305,500.

Item 13 - Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed as a part of this report:

    3(i) Articles of Incorporation **

    3(ii) Bylaws of the Company **

    4.1 Form of Subscription  Agreement  and  Investment   Letter
        specifying   terms   of  private  placement   sale   of
        $1,600,000  of 12% Convertible Subordinated  Promissory
        Notes due July 31, 1999.

    4.2 Form  of 12% Convertible Subordinated  Promissory
        Note Due July 31, 1999.

    4.3 Form  of  Conversion Certificate for  surrender  of  12%
        Convertible Subordinated Promissory Notes to convert to common stock of the Company.

    4.4 Form  of Warrant to purchase common stock of the Company issued  in  conjunction  with  the  $1,600,000  of  12%
        Convertible Subordinated Promissory Notes.

    4.5 Form of Subscription Agreement and Investment Letter specifying terms of irrevocable purchase of Units consisting of 150,000 shares of common stock of the Company at a price of $50,000 per Unit.

    21   List of subsidiaries as of March 31, 1997

     Intile Designs of Arizona, Inc.      Arizona corporation
     Intile Designs of Dallas, Inc.       Texas corporation
     Austin Tile Designs, Inc.            Texas corporation
     Intile Designs of California, Inc.   California corporation
     Intile Designs of Los Angeles, Inc.  California corporation
     TCM Holdings Corp.                   Massachusetts corporation
     Intile Designs of Orlando, Inc.      Florida corporation
     Intile Designs of Woodlands, Inc.    Texas corporation
     Intile Designs of Denver, Inc.       Colorado corporation
     Global Tile Distributors, Inc.       Massachusetts corporation

     27   Financial Data Schedule

_______________________

** Incorporated by reference to the Exhibit of the same number to the Annual Report on Form 10-KSB of the Company filed with the commission for the year ended March 31, 1994.

  (a) Reports on Form 8-K were filed during the last quarter of the period covered by this report as follows:

          On March 17, 1997, the Company filed a Form 8-K reporting under Item 5 - "Other events" the approval by a majority of the stockholders of the Company of a 3-to-1 reverse split in the issued and outstanding shares of the Company's common stock

     Additionally, reports on Form 8-K were filed subsequent to the last quarter of the period covered by this report as follows:

          On July 28, 1997, the Company filed a Form 8-K reporting under Item 5 - "Other events" the receipt of a
     report   from  BDO  Seidman,  LLP  (BDO),  the   Company's
     auditors,   covering  the  determination   that   personal
     property  amounts were under reported on related  property
     tax   renditions  which  could  result  in  a  significant
     underpayment  of personal property taxes.   Also  included
     in this filing was the notice that BDO had withdrawn its audit opinion on the March 31, 1996, annual financial
     statements  of  the  Company  and  had  resigned  as   the
     Company's accounting firm on July 22, 1997.

          On  August  4,  1997,  the Company  filed  a  Form  8-K
     reporting   under  Item  1  -  "Changes  in   control   of
     registrant" and Item 5 - "Other events" the execution of written consents by stockholders holding a majority of the issued and outstanding common stock of the Company for the purpose of removing the directors of the Company
     and   electing  a  new  board  of  directors.    The   new
     directors, immediately following this action, executed a unanimous written consent removing the President and Secretary of the Company and elected a new President and Secretary of the Company.

          On  August  20,  1997, the Company  filed  a  Form  8-K
     reporting   under  Item  4  -  "Changes  in   registrant's
     certifying  accountant" the re-engagement of  BDO  as  the
     Company's   auditors.   BDO  agreed   to   be   re-engaged
     following the change in the Company's directors and management on August 1, 1997, and reported on August 4, 1997.

          On August 28, 1997, the Company filed a Form 8-K reporting under Item 5 - "Other events" that due to the potential for restatement of the Company's 1995 financial statements as a result of the underpayment of personal
     property   taxes,   Price  Waterhouse  LLP,   the   former
     independent   accounting  firm  for   the   Company,   had
     withdrawn  its  audit  opinion  on  the  March  31,   1995
     consolidated financial statements of the Company.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Intile Designs, Inc.

June 12, 1998       By:/s/ George C. Siller, Jr.
                       George C. Siller, Jr.
                       Chief Executive Officer, President,
                       and Secretary

June  12, 1998      By:/s/C. Doyle Smith
                       C. Doyle Smith
                       Vice President - Finance and Administration
                       and Assistant Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

June  12, 1998      By:/s/George C. Siller, Jr.
                       George C. Siller, Jr.
                       Chief Executive Officer, President,
                       Secretary and Director

June  12, 1998      By:/s/C. Doyle Smith
                       C. Doyle Smith
                       Vice President - Finance and Administration
                       and Assistant Secretary

June  12, 1998      By:/s/Barry Feiner
                       Barry Feiner
                       Director

June  12, 1998      By:/s/Sidney Dworkin
                       Sidney Dworkin
                       Director

                      INTILE DESIGNS, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants             F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996      F-3

Consolidated Statements of Loss for the years ended
     March 31, 1997 and 1996                                   F-4

Consolidated Statements of Stockholders' Equity (Capital
     Deficit) for the years ended March 31, 1997 and 1996      F-5

Consolidated Statements of Cash Flows for the years ended
     March 31, 1997 and 1996                                   F-6

Notes to Consolidated Financial Statements                     F-7
                                                               Thru
                                                               F-20

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Intile Designs, Inc.

We have audited the consolidated balance sheets of Intile Designs, Inc. at March 31, 1997 and 1996 and the consolidated statements of loss, stockholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intile Designs, Inc. at March 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses in the fiscal years ended March 31, 1997 and 1996 and is in default of its loan agreement, as a result of which the lender may enforce its demand for repayment of the entire outstanding balance. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                BDO SEIDMAN, LLP


Houston, Texas
January 19, 1998, except for Note 5 which is as of March 19, 1998 and Note 12 which is as of April 2, 1998

                      INTILE DESIGNS, INC.
                   CONSOLIDATED BALANCE SHEETS


                                                              March 31,
                                                           1997        1996
                                                                    (Restated)
                 Assets

Current Assets:
 Cash                                                    $179,157     $69,778
 Accounts receivable, less allowance
   for doubtful accounts of $340,315 and $134,602       1,374,656   1,564,174
 Restricted  certificates  of  deposit                    192,500          --
 Inventories                                            6,074,110   8,447,237
 Prepaid  expenses  and  other                            230,451     137,471
      Total Current Assets                              8,050,874  10,218,660

Property and equipment, net of accumulated
   depreciation  and  amortization                        643,937     556,665

Other Assets:
 Organization costs, net of accumulated
      amortization                                         15,935      24,755
 Deposits                                                 233,996     137,415
 Other                                                         --      54,086

      Total  assets                                    $8,944,742 $10,991,581

Liabilities and Stockholders' Equity(Capital Deficit)

Current Liabilities:
  Current  portion  of notes  payable                  $3,973,457  $5,953,907
  Accounts   payable                                    2,943,401   3,216,146
  Accrued  provision  for closure of  International       692,985          --
  Accrued  other  expenses                                981,721     441,459
      Total  Current  Liabilities                       8,591,564   9,611,512

Notes  payable  less  current  portion                    338,613          --
Other                                                     103,758     103,758

      Total   Liabilities                               9,033,935   9,715,270

Commitments and Contingencies
Stockholders' Equity(Capital Deficit):
 Common stock, $.0001 par value;
     10,000,000  shares  authorized                           469          93
 Additional  paid-in  capital                           8,704,974   4,717,887
 Deficit                                               (8,794,636) (3,441,669)
    Total  Stockholders' Equity(Capital  Deficit)         (89,193)  1,276,311
                                                       $8,944,742 $10,991,581

  See accompanying notes to consolidated financial statements.

                      INTILE DESIGNS, INC.
                CONSOLIDATED STATEMENTS OF LOSS


                                                          For the years
                                                          ended March 31,
                                                       1997          1996
                                                                  (Restated)

Net sales                                          $15,936,681    $18,892,947
Cost of sales                                       11,864,464     11,617,811
Gross profit                                         4,072,217      7,275,136

Selling and administrative expenses                  7,343,768      8,222,031
Equity  in  losses  of  Investee                            --      3,169,419
Provision  for  closure  of  International             692,985             --
                                                     8,036,753     11,391,450
Loss   from  operations                             (3,964,536)    (4,116,314)
Other Income (Expense)
      Interest  expense                             (1,419,512)      (452,993)
      Other   income                                    31,081          5,407
Other  expense  -  net                              (1,388,431)      (447,586)

Loss  before  income  taxes                         (5,352,967)    (4,563,900)
Income   taxes  benefit                                     --       (105,000)
Net   loss                                         $(5,352,967)   $(4,458,900)
Net loss per share                                 $     (4.66)   $     (4.81)
Weighted average number of
    common  shares  outstanding                      1,148,208        926,287

  See accompanying notes to consolidated financial statements.

                      INTILE DESIGNS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(CAPITAL DEFICIT)
          For The Years Ended March 31, 1997 and 1996

                                             Additional   Retained
                              Common Stock    Paid-in     Earnings
                            Shares   Amount   Capital     (Deficit)   Total

Balance, at April 1, 1995  915,377   $ 92   $4,696,162   $1,017,231 $5,713,485

Additional issuance costs
  relating to issuance of
  common stock to acquire
  TCM Holdings                  --     --      (68,644)          --    (68,644)

Exercise of stock options   11,746      1       56,691           --     56,692

Issuance of common stock     6,101     --       33,678           --     33,678

Net loss (restated)             --     --           --   (4,458,900)(4,458,900)

Balance, at March
  31, 1996 (restated)      933,224     93    4,717,887   (3,441,669) 1,276,311

Issuance of common stock     2,347      1        5,069           --      5,070

Issuance of common stock 2,350,000    235    2,010,763           --  2,010,998

Conversion of notes payable
  to common stock        1,400,041    140    1,971,255           --  1,971,395

Net loss                        --     --           --   (5,352,967)(5,352,967)

Balance, at March
  31, 1997               4,685,612  $469    $8,704,974  $(8,794,636)  $(89,193)


  See accompanying notes to consolidated financial statements.

                    INTILE DESIGNS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash

                                                          For the years
                                                          ended March 31,
                                                        1997          1996
                                                                   (Restated)
Cash flows from operating activities:
  Net loss                                         $(5,352,967)   $(4,458,900)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation  and  amortization                    293,985        150,720
    Noncash interest expense
      -  issuance  of  warrants                        575,937             --
    Equity in net loss of unconsolidated investee           --      3,169,419
    Provision  for  inventory  obsolescenc           1,707,398             --
    Loss on abandonment of leasehold improvements           --          7,236
    Bad   debt  expense                                256,557         93,597
    Deferred   taxes                                        --         77,000
    Changes in assets and liabilities:
      Accounts  receivable                             (67,039)       227,200
      Restricted  certificates  of  deposits          (192,500)            --
      Inventories                                      665,729        549,235
      Prepaid   expenses                              (190,933)       160,533
      Change  in  deposits and other  assets           (80,724)            --
      Accounts  payable  and  accrued  expenses        960,502       (766,202)
      Income  taxes  payable                                --        (32,373)
Net  cash  used  in  operating activities           (1,424,055)      (822,535)
Cash flows from investing activities:
  Purchase  of  equipment                             (236,255)      (311,795)
  Proceeds  from  disposition  of  assets                   --         25,000

Net  cash  used  in  investing activities             (236,255)      (286,795)
Cash flows from financing activities:
  Proceeds  from  debt  issuance                     1,918,677        168,000
  Payments  of  debt                                  (165,056)      (355,050)
  Borrowings  under  line  of  credit                       --      1,225,000
  Payments  on  line  of credit                     (2,000,000)      (105,000)
  Proceeds  from  issuance of  common  stock         2,016,068         33,678
  Exercise  of  stock  options                              --         56,692
  Issuance  costs  on acquisition  of  TCM                  --        (68,644)

Net  cash  provided  by  financing  activities       1,769,689        954,676

Net   increase  (decrease)  in  cash                   109,379       (154,654)
Cash,   beginning  of  year                             69,778        224,432
Cash,  end of year                                $    179,157    $    69,778


  See accompanying notes to consolidated financial statements.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

Business and Basis of Presentation

      The Company is a direct importer and distributor of foreign ceramic tile, marble and related home design products. The Company is also a distributor of domestic ceramic tile, marble, swimming pool tile and other related home design/building products. The Company's products are distributed to a diverse and varied retail and wholesale customer base through ten (10) showroom/warehouse facilities and three (3) retail showrooms in six (6) states. Subsequent to March 31, 1997, the Company elected to close two (2) showroom/warehouse facilities located in California and Arizona.

      The consolidated financial statements include the accounts of Intile Designs, Inc. and its wholly owned subsidiaries, except where control is deemed to be temporary (Note 3). All significant intercompany accounts and transactions have been eliminated.

     The Company accrued additional property tax expense relating to an underreporting of property tax values in fiscal 1997 and earlier years (Note 11 - Contingencies). A portion of the accrual related to fiscal 1996. Accordingly, the 1996 financial statements have been restated to reflect a charge to expense and an additional liability of approximately $213,000.

Revenue Recognition

      Revenue is recognized upon the sale of swimming pool brick, ceramic tile, marble and related home design products and is recorded net of discounts and returns.

Inventories

     Inventories consisting of swimming pool brick, ceramic tile, marble and related home design products are stated at the lower of cost (first-in, first-out) or market. Inventory costs include freight and certain handling costs.

Restricted Certificates of Deposit

      Certificates of deposit with original maturities greater than 90 days are designated as collateral on certain letter of credit and are reserved for such purpose. Such investments are stated at cost, which approximates market.

Property and Equipment, Net

      Property and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred and expenditures for major improvements and leasehold improvements are capitalized.
Depreciation on equipment is provided using the straightline method over the estimated useful lives of the assets. For income tax purposes, depreciation on certain assets is calculated using accelerated methods. Leasehold improvements are amortized over the term of the leases, not in excess of their estimated useful lives.

      The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company had no significant impairment of long-lived assets for the year ended March 31, 1997 and 1996.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in TCM

      As discussed in Note 3, during the year ended March 31, 1996, TCM entered into Chapter 7 bankruptcy proceedings under the U.S. Bankruptcy Code. In light of this event, the Company's control over TCM is deemed to be temporary in nature. Generally Accepted Accounting Principles do not permit the use of consolidation accounting in circumstances where the investor has temporary control over an investee. Accordingly, effective April 1, 1995, the Company's investment in TCM is accounted for using the equity method; therefore, the investment is carried at cost and adjusted for the Company's proportionate share of profit or losses.

Organization Costs

      Organization costs are amortized on a straight-line basis over five years.

Employee Stock Option Plan

      The Company has elected to continue to account for stock options issued to employees in accordance with APB No. 25. Effective for the fiscal year ended March 31, 1997, the Company was required to adopt the disclosure requirements of SFAS No. 123
- "Accounting for Stock-based Compensation". This statement requires the Company to provide proforma information regarding net loss and loss per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. There were no options granted for the fiscal years ended March 31, 1997 and 1996, therefore there is no proforma effect.

Income Taxes

      For federal income tax purposes, the Company files a consolidated tax return, which includes the operations of its divisions and subsidiaries.

      The Company recognizes income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes. Deferred tax assets or liabilities are recorded based upon the future tax consequences attributable to differences between the tax basis of assets and liabilities and their respective carrying value for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income in the period of enactment.

      The Company adjusts the deferred tax assets valuation allowance based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the company's operating results.

Loss Per Share

      Loss per share is calculated using the weighted average number of outstanding shares of common and common equivalent shares outstanding, including stock options which have a dilutive effect. The loss per share calculation for the year ended March 31, 1996 has been adjusted to reflect the pro forma application of the one-for-two reverse stock split effected on August 5, 1997 and the one-for-three reverse stock split effected on March 31, 1997. For the fiscal years ended March 31, 1997 and 1996, there were no dilution effects from common stock equivalents.

                      INTILE DESIGNS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

      The Company follows the guidance of Statement of Financial Accounting Standards No. 107, "Disclosure of Fair Value of Financial Instruments," which requires the disclosures of the fair value of the Company's financial instruments. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

      Unless quoted market price indicates otherwise, the fair values of cash, certificates of deposit, accounts receivable, accounts payable and bank debt generally approximate market value as the underlying borrowing rates are similar to other financial instruments with similar maturities and terms.

Year 2000 Plans

     The Company purchased a new computer system and software for all of its accounting applications. Implementation of the conversion to the new system is nearing completion. The new system and software has year 2000 processing capabilities which was a key factor in the selection of these products. As of March 31, 1997, all significant costs related to its implementation has been incurred or accrued, and in accordance with Emerging Issues Task Force issue 96-14 those costs related to year 2000 matters have been expensed as incurred.

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

New Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company is required to adopt SFAS 128 in the third quarter ended December 31, 1997. Using the principles set forth in this standard, basic and diluted earnings per share would not be materially different from that presented.

       Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") is effective for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards, Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure About Segments of a Business Enterprise". Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not anticipate that results of operations and financial position will be materially affected by implementation of these new standards.

      SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Reclassifications

     Certain 1996 balances have been reclassified to conform with 1997 financial statement presentations.

NOTE 2 - GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses during the fiscal years ended March 31, 1997 and 1996 and has a capital deficit at March 31, 1997. The Company is not in compliance with numerous covenants of its bank financing agreement and the bank has sent a Notice of Claim and Demand for Arbitration dated December 2, 1997. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

      The Company's management continues to seek private sources of capital and alternative financing sources in an endeavor to alleviate the going concern uncertainty (Note 12). There can be no assurance that these efforts will be successful.

NOTE 3 - BUSINESS  CLOSURES

TCM Holdings Corporation

      Due to recurring losses, the management of TCM (a wholly owned subsidiary of the Company) elected in August 1995 to cease operations and to abandon all facilities other than the central warehouse. Prior to the Company's acquisition of TCM stock, TCM had confirmed a Chapter 11 Plan of Reorganization in December 1994. Pursuant to the terms of the plan, all property of TCM was to vest in the reorganized entity emerging from

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy. In October 1995, the U.S. Trustee petitioned the bankruptcy court to convert TCM's Chapter 11 filing to a Chapter 7 under the U.S. Bankruptcy Code. On November 7, 1995, the U.S. Bankruptcy Court, District of Massachusetts, Eastern Division converted the case into Chapter 7. The Company entered into a consignment agreement with TCM and NationsBank to provide an orderly liquidation of the bank's collateral through the sales efforts of Global Tile Distributors, Inc. (Global), a wholly-owned subsidiary of the Company. Inventory with a value of approximately $258,000 remains on hand as of March 31, 1997. The Company's management believes that the liquidation will be accomplished with no significant additional losses to the
Company. Management believes that as a result of the liquidation, the Company will recover some previously recognized losses since certain recorded liabilities are not anticipated to be paid by TCM's bankruptcy estate.

      The Company believes that the liquidation value of the assets of TCM, as the reorganized entity, will be less than the value of the recorded liens against such assets, of which the Company's bank is the primary lienholder. Accordingly, it is anticipated that the unsecured creditors under the confirmed plan, or otherwise, will not receive any proceeds from the Chapter 7 liquidation. During the year ended March 31, 1996, as a result of the bankruptcy filing, TCM wrote down certain assets totaling $2,280,791, which is included in the "Equity in losses of investee". Although the Company has a 100% ownership interest in TCM, its control over TCM is considered to be temporary in nature because of TCM's Chapter 7 bankruptcy proceeding. Accordingly, the Company has accounted for its investment in TCM using the equity method in fiscal 1997 and 1996. The following is a summary of the financial position (excluding amounts payable to parent), net sales and loss for TCM for the years ended March 31, 1997 and 1996.

                                                         March 31,
                                                     1997           1996

      Current assets                             $  342,225    $   442,225
      Liabilities                                $  430,578    $   430,578
      Equity   (Deficit)                            (88,353)        11,647
                                                 $  342,225    $   442,225
      Sales                                      $       --    $ 1,643,495
      Net   loss                                 $ (100,000)   $(3,169,419)

      The net loss for fiscal 1996 includes a writedown of assets totaling $2,280,791 to their net realizable values including $150,000 to cover additional costs related to the closure of TCM. The net loss also includes the writeoff of goodwill relating to TCM. The Company recorded an additional allowance for losses in unconsolidated Investee in the amount of $100,000 in the fiscal year ended March 31, 1997 that is included in cost of sales in the accompanying statement of loss.

Intile Designs of Los Angeles, Inc. ("International")

      Due to recurring losses, management elected as of January 20, 1997 to cease operations of International and to abandon all facilities. An allowance for losses relating to International in the amount of $692,985 has been provided by a charge against earnings in the fiscal year ended March 31, 1997. Included in the allowance for losses is $532,118 for the net present value of the remaining lease commitments. A reserve against inventory has also been provided in the amount of $268,905, and is included in cost of sales in the fiscal year ended March 31, 1997. The charge to inventory reflects the full disposal of the inventory in an auction in December, 1997.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment and their useful lives are summarized as follows:
                                                            March 31,
                                                 Lives   1997        1996

     Leasehold  improvements                      3-5   $623,532   $625,398
     Furniture, fixtures and computer equipment     5    635,069    397,634
     Warehouse equipment                            5    328,133    327,447
     Tractor,  trucks, trailers and automobiles     3    156,446    156,446
     Turnstiles                                   3-5     46,940     46,940
                                                       1,790,120  1,553,865
     Accumulated depreciation and amortization        (1,146,183)  (997,200)
                                                        $643,937   $556,665

NOTE 5 - NOTES PAYABLE

   Notes payable consists of the following:
                                                              March 31,
                                                          1997        1996
 Bank line of credit of $6,000,000 with interest
  at prime plus 2.5% (10.75% at March 31, 1997);
  in default; originally due January 20, 1997;
  secured by inventory and accounts receivable
  and the limited personal guarantee of the
  Company's  former President                          $3,780,000  $5,820,000
 Unsecured note payable to a company, due in
  monthly installments of $25,000 plus interest
  at prime plus 3% (10.75% at March 31, 1997)
  in  default                                             100,000     100,000
 Unsecured private placement convertible notes
  payable, due July, 1999, interest at 14%,
  increasing 2% every six months with 18% maximum         200,000          --
 Other installment notes with interest rates of
  8% to 12.5%; due at various maturity dates;
  secured by transportation equipment                     232,070      33,907
                                                        4,312,070   5,953,907
 Current portion                                       (3,973,457) (5,953,907)
 Notes  payable less current portion                     $338,613      $   --

      The bank line of credit requires the maintenance of certain financial covenants. The Company is not in compliance with the required current, quick, leverage, tangible net worth, current maturities and interest coverage ratios. The bank has not waived any of the covenant violations. Furthermore, the bank has sent a Notice of Claim and Demand for Arbitration dated December 2,
1997. Effective March 19, 1998 the bank and the Company in anticipation of possible recapitalization efforts have agreed to a stay of the arbitration hearing. The Company

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cannot predict the actions of the bank; however, management anticipates that should recapitalization of the Company not be concluded within a reasonable period of time, a new Notice of Claim and Demand for Arbitration will be issued by the bank.

      The unsecured private placement convertible notes payable ("Notes"), due July 1999, were part of an original issue totaling $1,600,000 and convertible into common stock at a rate of $1.00 per share. The investors were also issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and the underwriter was issued warrants to purchase up to 80,000 shares at the same price. Under the accounting provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation," a charge to interest expense of $571,395 has been made in fiscal 1997. Notes with a face amount of $1,400,000 were converted into common stock as of March 31, 1997, subsequent to the reverse stock split effected on the same date (Note 10). Notes in a face amount of $100,000 were converted into common stock subsequent to March 31, 1997.

NOTE 6 - COMMITMENTS

      Future minimum lease payments under noncancelable operating leases expiring through 2002 for automobiles, office space and office equipment for years ending March 31, are as follows:

                                                      Amount
        1998                                     $   893,396
        1999                                         641,607
        2000                                         386,445
        2001                                         110,751
        2002                                          35,000
                                                  $2,067,199

      Lease expenses for all operating leases during the years ended March 31, 1997 and 1996, were approximately $1,025,000 and $1,645,000, respectively. In addition, the Company accrued the net present values of leases on closed locations of $710,530 in fiscal 1997.

NOTE 7 - INCOME TAXES

      The  provision for income taxes for the fiscal years  ended
March 31, 1997 and 1996 is summarized as follows:

                                                               March 31,
                                                           1997         1996
Current benefit:
      Federal  income  tax                              $     --    $(182,000)
      Deferred  federal  income  tax  expense                 --       77,000
          Total                                         $     --    $(105,000)

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

                                                              March 31,
                                                          1997         1996
 Current deferred tax asset:
   Capitalized inventory costs                          $391,000    $  34,000
   Inventory   reserve                                   581,000           --
   Receivable   allowance                                 89,000       50,000
                                                       1,061,000       84,000
 Less:  valuation  allowance                          (1,061,000)     (84,000)
 Net current deferred tax asset                         $     --    $      --
 Long-term deferred tax asset:
   Book/tax depreciation differences                    $ 18,000    $  11,000
   Investment  in  subsidiary                            270,000      270,000
   Issuance  costs  of  convertible  debt                220,000           --
   Reserve  for  closure  of  International              236,000           --
   Net  operating  loss  carryforwards                 1,241,000      840,000
                                                        1,985,000   1,121,000
 Less:  valuation  allowance                           (1,985,000) (1,121,000)
 Net long-term deferred tax asset                       $      --  $       --

      The Company has recorded a 100% valuation allowance for fiscal years ended March 31, 1997 and 1996 on the deferred tax asset since it could not be determined if the asset was more likely than not to be realized.

      The Company has available net operating loss carryforwards of $3,651,000 that will expire during 2011 (Note 12).

      For the year ended March 31, 1996, the Company was able to carryback $513,559 of its net operating losses, which resulted in an income tax receivable of $150,000.

      The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to loss before income taxes as a result of the following:

                                                            March 31,
                                                       1997          1996

   Federal   income  tax  statutory  rate         $(1,820,000)   $(1,320,000)
   Change   in   valuation   allowance              1,841,000      1,205,000
   Other                                              (21,000)        10,000
                                                  $        --    $  (105,000)

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

      The Company has extended certain notes receivable to its affiliates and employees in the aggregate amount of $42,660 and $46,900 at March 31, 1997 and 1996, respectively.

      The Company leases certain equipment from entities owned by
C. William Cox, former President of the Company. Rental payments under the leases were in the aggregate amounts of approximately $20,000 and $17,000 for the fiscal years ended March 31, 1997 and 1996, respectively.

      Effective January 1995, Mr. Cox, former President of the Company, provided his limited personal guarantee on the Company's bank line of credit up to $1,000,000. In consideration of this guarantee, the Company paid fees to Mr. Cox in the amounts of $12,000 in each of the fiscal years ended March 31, 1997 and 1996. Such fees were charged to interest expense.

      Mr. Ehud D. Laska, a former Director of the Company is the Chairman of Coleman and Company Securities, Inc. (Coleman). Mr. Laska resigned as a Director effective January 20, 1997. On August 23, 1996, Coleman acted as placement agent in a private placement of $1,600,000 of Convertible Notes of which Mr. C. William Cox, former President of the Company, purchased $100,000 of the Notes (Note 10). Mr. Cox also received warrants to purchase up to 50,000 shares of the Company's common stock at $.25 per share and Coleman was issued warrants to purchase up to 80,000 shares at the same price. Coleman received for its services a fee of 10% of the proceeds of the placement and a non-accountable expense reimbursement of 3% of the proceeds of the placement. Total costs of the placement paid to Coleman were approximately $223,000.

      On January 31, 1997, Coleman acted as placement agent in a private placement of up to 47 Units (the "Units") at a price of $50,000 per Unit (Note 10). Each Unit consisted of 150,000 shares of the Company's common stock. As of March 31, 1997, all of the Units were sold of which Mr. Cox purchased one Unit. Total costs of the placement paid to Coleman were approximately $305,500.

NOTE 9 - STOCK OPTION PLAN

      The Company has non-qualified stock option plans whereby selected employees and non-employees under contract are eligible for non-qualified stock options. Under the plans, the company may grant options for up to 60,307 shares of common stock. The maximum term of the options is three (3) years and they become fully vested and exercisable on the expiration date.

      All options granted during the fiscal years ended March 31, 1996 and 1997 were forfeited, cancelled or not ultimately issued;
therefore, no compensation cost was charged to operations for the applicable fiscal years.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Following is a summary of the status of the non-qualified stock option plans during fiscal 1996 and 1997 (All shares have been restated to reflect the reverse stock splits and stock split in fiscal 1997 and 1996):

                                                       Weighted
                                                        Average
                                          Number of    Exercise
                                           Shares        Price

   Options outstanding, April 1, 1995      66,718       $ 6.90

   Granted                                     --           --
   Exercised                              (11,746)        4.50
   Forfeited                              (54,972)        4.48

   Options outstanding, March 31, 1996         --       $ 0.00

NOTE 10 - COMMON STOCK

     On May 1, 1995, the Company authorized a 2 for 1 stock split
that  was  effected  in the form of a 100% stock  dividend.   All
share information reflects this transaction.

      On August 5, 1996, the Company authorized a one-for-two reverse stock split. Shareholders received one new share of the Company's common stock for each two shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On March 31, 1997, the Company authorized a one-for-three reverse stock split. Shareholders received one new share of the Company's common stock for each three shares they then held. All share information has been retroactively restated to reflect the reverse stock split.

      On August 23, 1997, the Company issued $1,600,000 of convertible notes payable with private investors (Note 8) that resulted in net proceeds of $1,347,272. The Company paid $1,000,000 from the proceeds to the Company's primary lender and the balance was retained for working capital. The holders were issued warrants to purchase up to 800,000 shares of the Company's common stock at $.25 per share and Coleman was issued warrants to purchase up to 80,000 shares at the same price. As of March 31, 1997, notes in the amount of $1,400,000 were converted into 1,400,041 shares of the Company's common stock. Each holder retains the warrants associated with the Notes. The conversion of the Notes into shares of common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997.

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On March 31, 1997, the Company sold 47 Units at a price of $50,000 per Unit (Note 8). Each Unit consisted of 50,000 shares of the Company's common stock totaling 2,350,000 shares of common stock. The sale of the common stock occurred subsequent to the one-for-three reverse stock split on March 31, 1997. The Company received net proceeds of $2,010,998 from the sale of the common stock of which $1,000,000 was paid to the Company's primary lender and the balance was retained in working capital.

       The  Company  has  issued  various  common  stock  warrant agreements entitling the holders to acquire the Company's  common stock.  There are 952,820 warrants outstanding at March 31,  1997 and all warrants are exercisable.

     The fair value of each warrant issued during fiscal 1996 and
1997  is  estimated  on  the issue date using  the  Black-Scholes
model.   The  following assumptions were made in estimating  fair
value:

        Dividend yield             0.0%
        Risk-free interest rate    6.8%
        Expected life              3.5yrs
        Expected volatility      120.0%

      Under  the accounting provisions of Statement of  Financial
Accounting  Standards  No.  123  -  "Accounting  for  Stock-Based
Compensation", a charge to interest expense of $571,395 has been made in fiscal 1997.

      Following is a summary of the status of the warrants during fiscal 1996 and 1997 (All shares have been restated to reflect the reverse stock splits in fiscal 1997):

                                                        Weighted
                                                         Average
                                           Number of    Exercise
                                            Shares       Price

   Warrants outstanding, April 1, 1995      72,820      $ 15.96

   Granted                                      --           --
   Exercised                                    --           --
   Forfeited                                    --           --

   Warrants outstanding, March 31, 1996     72,820        15.96

   Granted                                 880,000          .25
   Exercised                                    --           --
   Forfeited                                    --           --

   Warrants outstanding, March 31, 1997    952,820      $  1.45

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Following is a summary of the status of fixed warrants outstanding at March 31, 1997.

                                      Weighted
                                       Average     Weighted
                        Number        Remaining     Average
        Exercise      Issued and     Contractual   Exercise
       Price Range    Exercisable       Life         Price

        $   .25         880,000        6 years      $   .25
     $19.50-$19.80       72,820        6 years      $ 15.76
     $  .25-$19.80      952,820        6 years      $  1.44

NOTE 11 - CONTINGENCIES

      The Company is a defendant in various lawsuits resulting from disputes arising in the day-to-day operations to which management believes the outcome based upon information currently available, in the aggregate, would not have a material adverse effect on the Company's financial position, results or operations or cash flows.

     A subsidiary of the Company (TCM) filed for Chapter 7 Bankruptcy during August 1995. As discussed in Note 1, TCM's commitments and obligations are not included in the accompanying financial statements as of March 31, 1997 and 1996. Management believes that the Company will not be responsible for TCM's commitments or any potential outstanding liabilities that may arise.

      Subsequent to year-end, the Company became aware that property taxes were underpaid by an amount which was material, in the aggregate, to the financial position of the Company. The underpayment was the result of the underreporting of inventory and personal property values on the personal property renditions filed annually with the respective county appraisal districts. The underreporting has occurred for at least seven (7) years and involves the locations in Houston, Corpus Christi, Dallas and Austin, Texas and Atlanta, Georgia. The Company has negotiated settlements of reporting value with the applicable appraisal districts having jurisdiction over each taxed location. The Houston settlement is limited to a two (2) year lookback and the taxing authorities in the various other jurisdictions have either followed the precedent established in the Houston settlement or elected to not assess the Company for prior year underpayments of property taxes. The financial statements herein reflect a charge to expense of approximately $127,000 for the fiscal year ended March 31, 1997 and a restated charge to expense to accrue additional personal property taxes of approximately $213,000 for the fiscal year ended March 31, 1996. Management believes the charges to operating results in fiscal years ended March 31, 1997 and 1996 adequately reflects the assessments, penalties, interest and fees to be paid.

     During March 1997, the Company entered into four (4) letters
of   credit  agreements totaling  approximately  $190,000.   The
letters   of   credit,   which  mature   September   1997,   are
collateralized by the restricted certificates of   deposit  (Note
1).

                      INTILE DESIGNS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

      On or about July 31, 1997, stockholders holding a majority of the issued and outstanding common stock of the Company executed written consents pursuant to section 228 of the General Corporation Law of Delaware for the purpose of removing C. William Cox, Edward Paul and Walter Rae, as current directors of the Company. This action was taken in response to the property tax matters disclosed in Note 11 above and also disclosed in the Company's Form 8-K filings dated July 22 and August 1, 1997. The shareholders then elected new directors who executed a unanimous written consent removing the President and Secretary of the Company and electing a new President and Secretary of the Company.

      As  of   November 30, 1997, the Company closed its  Phoenix
location and as of December 31, 1997, the Company closed its Anaheim location due to unacceptable results of operations.

     On April 2, 1998, the Company announced that it has signed a Letter of Intent ("LOI"), to sell 25,000,000 new shares of Intile Common Stock for $2,000,000, in cash, to Energy Drilling
Industries, Inc. ("EDII"). The purchase will represent approximately 82% of the then issued shares of common stock. The LOI is subject to certain conditions, including due diligence by both parties, amendment of the Company's charter to authorize additional shares of common stock, and preparation and execution of definitive agreements. The proceeds of the sale will be used in the restructuring of the bank debt on terms more favorable to the Company. One significant condition to the transaction is negotiating those terms with the Company's bank in advance of closing. EDII is a holding company headquartered in Houston, Texas with diverse interests in five industry segments: industrial, financial, oil and gas, real estate and entertainment. Management anticipates, depending upon the final terms of the definitive agreement, a potential gain of as much as $1,600,000 that will be offset by available tax net operating loss carryforwards. However, under regulation 382 the remaining unused net operating losses available for offset against taxable income will be significantly limited in future tax years.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       March 31,
                                                   1997         1996

     Interest   paid                             $747,330     $452,993

     During the year ended March 31, 1997,
     non-cash financing activities were as follows:

     Conversion of subordinated debt to
      common stock                             $1,400,000